Form 10-K
period 2007-12-31
Overture Acquisition Corp.
filed 2008-04-28
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission file number 001-33924

OVERTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0576724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o Maples Corporate Services Limited PO Box 309 Ugland House Grand Cayman KY1-1104 Cayman Islands
(Address of Principal Executive Offices)	(Zip Code)
(646) 736-1376
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one Ordinary Share, $0.0001 par value par value per share, and one Warrant	American Stock Exchange
Ordinary Shares, included in the Units	American Stock Exchange
Warrants, included in the Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s Ordinary Shares on April 15, 2008 of $9.13, as reported on the American Stock Exchange, was approximately $136,950,000. (The registrant became subject to the reporting requirements of the Exchange Act in January 2008 and, therefore, is not able to provide information about the market value as of the end of any period in 2007.) In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2008, there were 18,750,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

Forward-Looking Statements

This report and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete an initial business combination;

•	Success in retaining or recruiting, or changes required in, our management or directors following an initial business combination;

•	Potential inability to obtain additional financing to complete an initial business combination;

•	Limited pool of prospective target businesses;

•	Ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following an initial business combination;

•	Use of proceeds not in trust or available to us from interest income on the trust account balance;

•	Financial performance; or

•	Any structural, financial or regulatory benefits or advantages of being domiciled in the Cayman Islands.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report as to ‘‘we,’’ ‘‘us’’ or ‘‘our Company’’ refer to Overture Acquisition Corp. References to ‘‘public shareholders’’ refer to holders of ordinary shares sold as part of the units in our initial public offering, including any of our shareholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

PART I

Item 1.	Business

General

We are a blank check company formed under the laws of the Cayman Islands as an exempted company with limited liability on September 25, 2007. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands. As an exempted company, we are able to avoid direct taxation from the Cayman Islands government for a period of 20 years from October 9, 2007 if such direct taxation were introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government. We were formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses, which we refer to as the initial business combination.

Our efforts in identifying a prospective target business are not limited to a particular industry or geography, although we intend to leverage the respective industry knowledge, operating experience and relationships of our officers, directors and special advisors in a range of luxury and lifestyle sectors. We seek to capitalize on the global network and combination of operating, private investing and transactional experience of our officers, directors and special advisors.

The registration statement for our initial public offering was declared effective on January 30, 2008. On February 5, 2008, we sold 15,000,000 units at the offering price of $10.00 per unit and received net proceeds of $145,994,351. Pursuant to a second amended and restated sponsors’ warrants securities purchase agreement, dated as of January 18, 2008, our sponsors, John F. W. Hunt, Marc J. Blazer, Lawton W. Fitt, Paul S. Pressler, Mark Booth, Domenico De Sole and Andrew H. Lufkin, purchased from us, in the aggregate, 4,380,000 sponsors’ warrants for $4,380,000. The purchase and issuance of the sponsors’ warrants occurred immediately prior to the consummation of our initial public offering on a private placement basis.

Approximately $150.5 million of the proceeds from our initial public offering and sale of the sponsors’ warrants was placed in a trust account upon completion of our initial public offering. Of those proceeds, approximately $7.5 million is attributable to the portion of the underwriters’ discount which has been deferred until the consummation of an initial business combination. The proceeds will be held in the trust account and will be part of the funds distributed to our public shareholders in the event we are unable to complete an initial business combination.

Except as described below, proceeds in the trust account will not be released until the earlier of completion of our initial business combination or our liquidation. Unless and until an initial business combination is consummated, proceeds held in the trust account will not be available for our use for any purpose, except that (i) up to $1,800,000 of the interest accrued on the amounts held in the trust account (net of tax, if any, payable by the Company with respect to such interest) may be released to us to fund expenses related to investigating and selecting a target business or businesses and our other working capital requirements and (ii) any additional amounts needed to pay income or franchise tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total interest income earned on the trust account.

Under the terms of our amended and restated memorandum and articles of incorporation, we have until January 30, 2010 to complete an initial business combination.

For a more complete discussion of our financial information, please see the section appearing elsewhere in this Annual Report on Form 10-K entitled ‘‘Financial Statements and Supplementary Data.’’

Competitive Advantages

Since our initial public offering, we have been focusing our efforts on identifying prospective target businesses by leveraging the respective industry knowledge, operating experience and relationships of our officers, directors and special advisors in a range of luxury and lifestyle sectors.

We believe we have many competitive advantages over other entities with business objectives similar to ours.  We believe that the global and extensive contacts and relationships of our officers, directors and special advisors and their experience in identifying business opportunities and executing investment and capital market transactions will enable us to successfully source, evaluate and consummate an initial business combination. Additionally, our officers, directors and special advisors have extensive contacts with entrepreneurs, family-owned and privately held companies, investment bankers, attorneys and accountants, among others. While the past successes of our officers, directors and special advisors do not guarantee that we will successfully identify and consummate an initial business combination, they will play an important role in assisting us in finding potential target businesses and negotiating an agreement for our initial business combination.

With a trust account initially in the amount of approximately $150.5 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we believe we can consummate an initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Further, because we are organized under the laws of the Cayman Islands, we may have more flexibility to structure an initial business combination that results in a tax-efficient structure following such initial business combination than if we were organized in the United States. Specifically, if we acquire a non-U.S. corporation which derives significant income from non-U.S. operations, such income could be distributed to shareholders without becoming subject to U.S. corporate-level taxation. If we were a U.S. corporation, this would not be possible.

In addition, if we acquire a corporation which has a significant number of non-U.S. shareholders partially in exchange for our own shares, the fact that we are not a U.S. corporation may make our shares more attractive to such shareholders; because dividends that we pay to non-U.S. shareholders would not be subject to U.S. withholding tax. If we were a U.S. corporation, dividends that we pay would generally be subject to a 30% withholding tax, unless reduced by an applicable tax treaty.

The amount, if any, of tax savings that would be realized by virtue of our being organized outside the United States would depend on various factors, including the jurisdiction in which any company that we acquire is organized, as well as the location and nature of its operations.

Effecting a	Business Combination

General

We are not presently engaged in, and we may not engage in, any operations if and until we consummate an initial business combination. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants, our share capital, debt or a combination of these as the consideration to be paid in an initial business combination. While substantially all of the net proceeds of our initial public offering and the private placement of the sponsors’ warrants are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, at the time of their investment, investors were not provided an opportunity to evaluate the specific merits or risks of one or more target businesses. If we engage in an initial business combination with a target business using our share capital and/or debt financing as the consideration to fund the initial business combination, proceeds from our initial public offering and the private placement of the sponsors’ warrants may then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may seek to effect an initial business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

In our search for a target business, we have sought and will continue to seek to have all vendors, prospective target businesses or other entities or lenders for borrowed money, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. We will not seek a waiver from our independent accountants. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then John F. W. Hunt and Marc J. Blazer will be personally liable to cover the potential claims made by such party for services rendered and goods sold, in each case to us, by means of direct payment to the trust account. However, the agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, there is no guarantee that vendors, prospective target businesses or other entities will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. In addition, the indemnification provided by Messrs. Hunt and Blazer is limited to claims by vendors that do not execute such valid and enforceable waivers as described above. Claims by target businesses or other entities and vendors that execute such valid and enforceable agreements would not be indemnified by Messrs. Hunt and Blazer. Based on representations made to us by Messrs. Hunt and Blazer, we currently believe that each of them has substantial means and is capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked either of them for any security or funds for such an eventuality. Despite our belief, we cannot assure you Messrs. Hunt and Blazer will be able to satisfy those obligations. The indemnification obligations may be substantially higher than they currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

Subject to the requirement that a target business or businesses have a collective fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $7.5 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete an initial business combination. Although our management has and will continue to assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

Potential target business candidates have and will be brought to our attention from various unaffiliated sources. Potential target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, have also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions. While we have not and do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our initial shareholders, sponsors, officers, directors or special advisors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or with respect to the initial business combination (regardless of the type of transaction that it is). We will not enter into an initial business combination with a target business that is affiliated with any of our officers, directors, initial shareholders, sponsors or special advisors, including any entity that has received a material financial investment from our initial shareholders, officers, directors, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $7.5 million) at the time of such initial business combination and that our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In addition, we will only consummate a business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.

We have not established any other specific attributes, criteria (financial or otherwise) or guidelines for prospective target businesses. In evaluating prospective target businesses, our management will consider a variety of factors, including one or more of the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	with respect to asset management businesses, historical investment performance of product and growth of assets under management;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	impact of regulation on the business;

•	costs associated with effecting the initial business combination; and

•	industry leadership, sustainability of competitive position and attractiveness of product offerings of target businesses.

These criteria are not intended to be all-inclusive. We may enter into an initial business combination with a target business that does not meet these criteria or guidelines. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we have and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, as well as review of financial and other information which will be made available to us. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect the applicable target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The time required to select and evaluate a target business and to structure and complete an initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Fair market value of target business

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $7.5 million) at the time of such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate an initial business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. However, we would likely need to obtain additional financing to consummate such an initial business combination and have not taken any steps to obtain any such financing.

We will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $7.5 million). This requirement provides investors and our officers and directors with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for our initial business combination. The determination of net assets requires an acquiring company to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the ongoing nature of legal, accounting and other expenses that will be incurred immediately before and at the time of an initial business combination, the balance of an acquiring company’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the balance of the trust account (excluding deferred underwriting discounts and commissions of $7.5 million) for the fair market value of the target business or businesses with which we combine so that our officers and directors will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove, a proposed initial business combination that the target business or businesses will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our shareholders in connection with an initial business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. Furthermore, we will not be required to obtain an opinion as to whether our initial business combination is fair to our public shareholders. Our board of directors will make its decision with respect to an acquisition consistent with its fiduciary obligations to all shareholders and, consequently, will consider those factors concerning the proposed business combination that it deems relevant in reaching an informed decision.

Potential lack of business diversification

While we may seek to effect our business combination with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $7.5 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with one or more businesses or assets at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $7.5 million).

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target businesses, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination.

Limited ability to evaluate the target business’ management

Although we have and intend to continue to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While it is possible that one or more of our executive officers or directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Our current officers and directors would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the initial business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. However, to the extent that these considerations are a factor in our decision, it will pose potential conflicts of interest. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the managers we hire will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for shareholder approval of business combination

Prior to the completion of an initial business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law. We will only consummate an initial business combination if shareholders vote in favor of such initial business combination.

In connection with seeking shareholder approval of an initial business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for our initial business combination, all of our initial shareholders, including all of our executive officers and directors, have agreed to vote their founders’ shares in accordance with the majority of the ordinary shares voted by the public shareholders. This voting arrangement shall not apply to ordinary shares included in units purchased in our initial public offering or ordinary shares purchased following our initial public offering in the open market by any of our initial shareholders, sponsors, executive officers or directors. Accordingly, they may vote these ordinary shares at such meeting any way they choose. We will proceed with our initial business combination only if a majority of the ordinary shares voted by the public shareholders present in person or by proxy are voted in favor of our initial business combination and public shareholders owning less than 30% of the shares sold in our initial public offering both exercise their shareholder redemption rights and vote against our initial business combination. Our initial shareholders will not be permitted to exercise shareholder redemption rights if the initial business combination is approved, as described below. In the event we fail to complete an initial business combination, these shareholders will participate in any liquidation distributions with respect to any ordinary shares purchased by them following the initial public offering.

Shareholder redemption rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s ordinary shares redeemed for cash if the shareholder votes against the initial business combination and the initial business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Such a public shareholder would still be entitled to vote against a proposed initial business combination with respect to all shares owned by him, her or it or his, her or its affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed initial business combination and attempt to use the shareholder redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. Absent this provision, for example, a public shareholder who owns 15% of the shares sold in our initial public offering could threaten to vote against a proposed initial business combination and seek redemption, regardless of the merits of the transaction, if his, her or its shares are not purchased by us or our management at a premium to the then current market price (or if management refuses to transfer to him some of their shares). By limiting each shareholder’s ability to redeem only up to 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders. However, we are not restricting the shareholders’ ability to vote all of their shares against the transaction. Our initial shareholders will not have such shareholder redemption rights with respect to the founders’ shares or any other ordinary shares owned by them, directly or indirectly.

The actual per-share shareholder redemption price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, and net of interest income of up to $1.8 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. The initial per-share shareholder redemption price would be approximately $10.04.

An eligible shareholder may request shareholder redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the initial business combination and the initial business combination is approved and completed. In addition, no later than the business day immediately preceding the vote on the initial business combination the shareholder must present written instructions to our transfer agent stating that the shareholder wishes to redeem his, her or its shares into a pro rata share of the trust account and confirming that the shareholder has held the shares since the record date and will continue to hold them through the shareholder meeting and the closing of our initial business combination. We may require public shareholders to tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (‘‘DTC’’) DWAC (Deposit/Withdrawal At Custodian) System no later than the business day immediately preceding the vote on the initial business combination. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements.

If we elect to require physical delivery of the share certificates, we would expect that shareholders would have to comply with the following steps. If the shares are held in street name, shareholders must instruct their account executive at the shareholders bank or broker to withdraw the shares from the shareholders account and request that a physical certificate be issued in the shareholders name. Our transfer agent will be available to assist with this process. The delivery process is within the shareholder’s control and, whether it is a record holder or its shares are held in ‘‘street name,’’ should be able to be accomplished by the shareholder in a matter of hours simply by contacting the transfer agent or its broker and requesting delivery of its shares through the DWAC system. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than anticipated to obtain a physical share certificate. Accordingly, we will only require shareholders to deliver their certificates prior to a vote if, in accordance with the American Stock Exchange’s proxy notification recommendations, the shareholders receive the proxy solicitation materials at least twenty days prior to the meeting. Certificates that have not been tendered in accordance with these procedures by the day prior to the shareholder meeting will not be redeemed for cash. In the event a shareholder tenders its shares and decides prior to the shareholder meeting that it does not want to redeem its shares, the shareholder may withdraw the tender. In the event that a shareholder tenders shares and our business combination is not completed, these shares will not be redeemed for cash and the physical certificates representing these shares will be returned to the shareholder.

The steps outlined above will make it more difficult for our shareholders to exercise their shareholder redemption rights. In the event that it takes longer than anticipated to obtain a physical certificate, shareholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their shareholder redemption rights and thus will be unable to redeem their shares. See ‘‘Risk factors — We may require shareholders who wish to redeem their shares to comply with specific requirements for shareholder redemption that may make it more difficult for them to exercise their shareholder redemption rights prior to the deadline for exercising shareholder redemption rights.’’

If a shareholder votes against the initial business combination but fails to properly exercise its shareholder redemption rights, such shareholder will not have its ordinary shares redeemed for its pro rata distribution of the trust account. Any request for shareholder redemption, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a shareholder delivers his certificate for redemption and subsequently decides prior to the meeting not to elect shareholder redemption, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to public shareholders who elect shareholder redemption will be distributed promptly after completion of an initial business combination, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Public shareholders who redeem their shares into their share of the trust account will still retain any warrants they still hold.

We will not complete our proposed initial business combination if public shareholders owning 30% or more of the shares sold in our initial public offering both vote against our initial business combination and exercise their shareholder redemption rights. We will not increase or decrease the shareholder redemption threshold prior to the consummation of an initial business combination. The initial shareholder redemption price will be approximately $10.04 per share.

If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination with a different target until 24 months from the date of our final prospectus. If the initial business combination is not approved or completed for any reason, then public shareholders voting against our initial business combination who exercised their shareholder redemption rights would not be entitled to redeem their ordinary shares into a pro rata share of the aggregate amount then on deposit in the trust account. Those public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

Our amended and restated memorandum and articles of association provides that if after 24 months from the date of our final prospectus we have not consummated an initial business combination we will immediately go into voluntary liquidation. This provision may not be amended except with consent of 66.66% of the issued and outstanding ordinary shares voting, by way of special resolution, at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum, or in connection with the consummation of a business combination. If we have not completed an initial business combination by such date, we will go into liquidation. We will follow the same procedures as if our shareholders had formally voted to approve our voluntary winding up under the Companies Law. As a result, no vote would be required from our shareholders to commence such a voluntary winding up. We view this provision placing the company into liquidation by January 30, 2010 as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of an initial business combination. The liquidator will give at least 21 days’ notice to creditors of the liquidator’s intention to make a distribution by notifying known creditors (if any) and by placing a public advertisement in the Cayman Islands Official Gazette and taking such further steps as the liquidator considers appropriate after which the assets of the company would be distributed. The proceeds of the trust account will not be distributed until at least 21 days after the expiration of the 24 months we have to complete our initial business combination. As soon as the affairs of the company are fully wound-up, the liquidator must lay their final report and accounts before a final general meeting, which must be called by a public notice at least one month before such meeting takes place. After the final meeting, the liquidator must make a return to the registrar confirming the date on which the meeting was held, and three months after the date of such filing, the company is dissolved. Pursuant to our amended and restated memorandum and articles of association members of our audit committee have been appointed to serve as the liquidator in the event we do not complete an initial business combination within 24 months from the date of our final prospectus.

If we are unable to complete an initial business combination by January 30, 2010, the liquidator will instruct the trustee to distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors). We anticipate that the liquidator will notify the trustee of the trust account to begin liquidating such assets promptly after expiration of the 21 day period and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to their founders’ shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. The costs of liquidation will be met from our remaining assets outside of the trust fund. If such funds are insufficient, Messrs. Hunt and Blazer have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have contractually agreed not to seek repayment of such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $10.04. The per-share liquidation price includes $7.5 million in deferred underwriting discounts and commissions that would also be distributable to our public shareholders.

In any liquidation proceedings of the company under Cayman Islands’ law, the proceeds deposited in the trust account could become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of the company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us or lenders for borrowed money. However, the agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, in the event that Messrs. Hunt and Blazer have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than approximately $10.04, plus interest, due to claims of creditors. Additionally, if we are forced to declare insolvency or a petition to wind up the Company is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any third-party claims arising out of our insolvency deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least approximately $10.04 per share.

Our public shareholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares into cash upon an initial business combination which the shareholder voted against and which is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to declare insolvency or a petition to wind up the Company is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a preferential payment or a fraudulent transfer. As a result, a Cayman Islands court could seek to recover all amounts received by our public shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders as described above, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association set forth certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of an initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•	prior to the consummation of an initial business combination, we shall submit such business combination to our shareholders for approval even if the nature of the acquisition is such as would not ordinarily require shareholder approval under the applicable jurisdiction’s law;

•	we may consummate the initial business combination only if approved by a majority of the ordinary shares voted by our public shareholders at a duly held shareholders meeting, and public shareholders owning less than 30% of the shares sold in our initial public offering vote against the initial business combination and exercise their shareholder redemption rights;

•	if an initial business combination is approved and consummated, public shareholders who voted against the initial business combination and exercised their shareholder redemption rights will receive their pro rata share of the trust account, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering;

•	if our initial business combination is not consummated within 24 months from the date of our final prospectus, then we will immediately go into voluntary liquidation and we anticipate the liquidator will instruct the trustee to distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public shareholders as described herein (having taken account of any creditor claims as necessary);

•	upon the consummation of our initial public offering, approximately $150.5 million, including $7.5 million of deferred underwriting discounts and commissions shall be placed into the trust account;

•	we may not consummate any other business combination whether by merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination or transaction prior to our initial business combination;

•	prior to our initial business combination, we may not issue additional shares that participate in any manner in the proceeds of the trust account, or that vote as a class with the ordinary shares sold in our initial public offering on a business combination;

•	members of our audit committee have been appointed as the liquidator in the event we do not consummate our initial business combination within 24 months from the date of our final prospectus;

•	our audit committee shall monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial offering;

•	the audit committee shall review and approve all payments made to our officers, directors, sponsors, initial shareholders, special advisors and our and their affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval;

•	we will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, sponsors, initial shareholder or special advisors, including an entity that has received a material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors; and

•	interested directors may vote on an interested transaction only after prior disclosure of the interest in the transaction and a majority of independent directors vote in favor of the transaction.

Our amended and restated memorandum and articles of association requires that these provisions may only be amended by a consent of 66.66% of the issued and outstanding ordinary shares voting at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that shareholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial offering (minus one share) have the ability to be redeemed for cash by public shareholders exercising their shareholder redemption rights and the business combination will still go forward, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering.

Competition

We have encountered intense competition and will continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek shareholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•	our obligation to redeem up to 30% of our ordinary shares held by our public shareholders (minus one share) who vote against the initial business combination and exercise their shareholder redemption rights may reduce the resources available to us for an initial business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $7.5 million could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Maples Corporate Services Limited, Ugland House, Grand Cayman KY1-1104, Cayman Islands. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to each devote a majority of his time to our business. We do not intend to have any full time employees prior to the consummation of an initial business combination.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the Securities and Exchange Commission, or the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to have our internal control procedures audited for the fiscal year ending December 31, 2008 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Conflicts of Interest

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our executive officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	Our directors and members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Some of our executive officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by our company. Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company. We will enter into a business opportunity right of first review agreement with John F. W. Hunt and Marc J. Blazer, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Messrs. Hunt and Blazer (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control become aware with an enterprise value of $120 million or more. Due to existing and future affiliations, our other directors may have fiduciary obligations to present potential business opportunities to other entities with which they are affiliated prior to presenting them to us. Other than Messrs. Hunt and Blazer, our directors have not entered into a similar right of first review agreement. Accordingly, our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	The founders’ shares and sponsors’ warrants are subject to transfer restrictions (and in the case of the sponsors’ warrants, restrictions on exercise) and will not be released from escrow until specified dates after consummation of our initial business combination. In addition, the sponsors’ warrants purchased by the sponsors and any warrants which our initial shareholders, sponsors, executive officers and directors may purchase in the aftermarket will expire worthless if an initial business combination is not consummated resulting in potentially significant losses to them. Our founders’ and sponsors’ desire to avoid rendering their securities worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interests, and the conflict of interest will increase as we approach our 24th month following the consummation of our initial public offering and we have not consummated an initial business combination. Additionally, our initial shareholders, including our directors, will not receive liquidation distributions with respect to any of their founders’ shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate target business with which to effect an initial business combination.

•	Our executive officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

Under Cayman Islands law, our directors have a duty of loyalty to act honestly, in good faith and with a view to our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our amended and restated memorandum and articles of association. In certain limited circumstances, a shareholder has the right to seek damages if a duty owed by our directors is breached.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, we will enter into a business opportunity right of first review agreement with John F. W. Hunt and Marc J. Blazer, which provides that from the date of our final prospectus until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Messrs. Hunt and Blazer (subject to any fiduciary obligations they may have), and companies or other entities which they manage or control, become aware of with an enterprise value of $120 million or more. Thus, Messrs. Hunt and Blazer would be required to present business opportunities to companies with which they are currently affiliated and to whom they currently owe a fiduciary or contractual obligation prior to presenting them to us. The following table summarizes the relevant pre-existing fiduciary obligations of our executive officers.

Name of Affiliated Company	Name of Individual	Priority/Preference relative to Overture Acquisition Corp.
Oriel LLC	John F. W. Hunt	Mr. Hunt will be required to present all business opportunities that are suitable for Oriel LLC, a wine company, to Oriel LLC prior to presenting them to us.
AmanyaraTM	John F. W. Hunt	Mr. Hunt will be required to present all business opportunities that are suitable for AmanyaraTM, a resort in the Turks & Caicos islands, to Amanyara prior to presenting them to us.
Cantor Fitzgerald & Co.	Marc J. Blazer	Mr. Blazer is subject to a non-competition agreement with his former employer, Cantor Fitzgerald & Co., which until August 2011 prohibits him from being involved in activities which would compete with the businesses of Cantor Fitzgerald & Co.

However, because of the size and business plans of each of Oriel LLC and AmanyaraTM, we do not believe that these affiliations will create any actual conflicts. Similarly, because of the nature of Cantor Fitzgerald’s businesses, we do not believe that Mr. Blazer’s non-competition agreement will create any conflicts.

Our other directors, however, have not undertaken a similar obligation and have no obligation to bring such business opportunities to the company (subject to duties under Cayman Islands law to act in the best interest of the Company).

In connection with the vote required for our initial business combination, all of the initial shareholders, have agreed to vote the founders’ shares in accordance with the vote of the public shareholders owning a majority of the ordinary shares sold in our initial public offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the founders’ shares. If they purchase ordinary shares in the open market, however, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination; however, in no event could they exercise shareholder redemption rights and redeem their shares into a portion of the trust account.

To further minimize potential conflicts of interest, we have agreed not to consummate an initial business combination with an entity which is affiliated with any of our officers, directors, sponsors, initial shareholders or special advisors, including any entity that has received or material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors. Furthermore, in no event will any of our executive officers, directors, initial shareholders, sponsors or special advisors any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination.

Item 1A.	Risk Factors

If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete an initial business combination. If we expend all of the proceeds from our initial public offering not held in trust and interest income earned of up to $1.8 million (net of income taxes on such interest) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated memorandum and articles of association, we will have 24 months from our final prospectus in which to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated memorandum and articles of association, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in the Business Combination Articles in our amended and restated memorandum and articles of association and may not be amended except by approval of 66.66% of the issued and outstanding ordinary shares voting at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination. We do not have any specific business combination under consideration, and neither we, nor any representative acting on our behalf, has had any contacts with any target businesses regarding an initial business combination, nor taken any direct or indirect actions to locate or search for a target business.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public shareholders may receive less than $10.04 per share, and our warrants will expire worthless.

If we are unable to complete an initial business combination within 24 months from the date of our final prospectus and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.04 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of an initial business combination.

If the private placement was not conducted in compliance with applicable law, our sponsors may have the right to rescind their warrant purchases. Their rescission rights, if any, may require us to refund an aggregate of $4,380,000 to our sponsors, thereby reducing the amount in the trust account available to us to consummate an initial business combination, or, in the event we do not complete an initial business combination within the period prescribed, the amount available to our public shareholders upon our liquidation.

Although we believe that we have conducted the private placement in accordance with applicable law, there is a risk that the sponsors’ warrants should have been registered under the Securities Act and applicable blue sky laws. Although our sponsors have waived their rights, if any, to rescind their warrant purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If the sponsors bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $4,380,000 plus interest, to them, thereby reducing the amount in the trust account available to us to consummate an initial business combination, or, in the event we do not complete an initial business combination within the period prescribed, the amount available to our public shareholders upon our liquidation.

If we are unable to consummate an initial business combination, our public shareholders will be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months in which to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate an initial business combination prior thereto and only then in cases where investors have sought shareholder redemption of their shares, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, investors’ funds may be unavailable to them until such date.

Our shareholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we had net tangible assets in excess of $5.0 million upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419 promulgated under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable, and we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

We have and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the type of businesses that we intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we further believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation that we have to seek shareholder approval of a business combination may delay the consummation of a transaction and make us less attractive to a potential target business. In addition, our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Also, our obligation in certain instances to redeem our ordinary shares may reduce the resources available to us for a business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate for at least 24 months, we may be unable to complete an initial business combination.

We believe that, until January 30, 2010, the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least 24 months, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering.

When we seek shareholder approval of any business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her, or its ordinary shares redeemed for cash if the shareholder votes against the initial business combination and the initial business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, if you purchase more than 10% of the shares sold in our initial public offering, vote all of your shares against a proposed initial business combination and such proposed initial business combination is approved, you will not be able to seek shareholder redemption rights with respect to the full amount of your shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a initial business combination or that the market price of the ordinary shares will exceed the per-share conversion price.

We may require shareholders who wish to redeem their shares to comply with specific requirements for shareholder redemption that may make it more difficult for them to exercise their shareholder redemption rights prior to the deadline for exercising shareholder redemption rights.

We may require public shareholders who wish to redeem their shares to tender their certificates to our transfer agent prior to the shareholder meeting or to deliver their shares to the transfer agent electronically using DTC’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allow at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. If it takes longer than anticipated to obtain a physical certificate, shareholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their shareholder redemption rights, and thus will be unable to redeem their shares.

We may proceed with an initial business combination even if public shareholders owning 4,499,999 of the shares sold in our initial public offering exercise their shareholder redemption rights. This requirement may make it easier for us to have an initial business combination approved over shareholder dissent.

We may proceed with an initial business combination as long as public shareholders owning less than 30% of the shares sold in our initial public offering both vote against the initial business combination and exercise their shareholder redemption rights, provided that a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, public shareholders holding up to 4,499,999 shares of our ordinary shares may both vote against the initial business combination and exercise their shareholder redemption rights and we could still consummate a proposed initial business combination. We have set the shareholder redemption percentage at 30% and limited the percentage of shares that a public shareholder, together with any of his, her or its affiliates or other persons with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can redeem in order to reduce the likelihood that a small group of investors holding a block of our ordinary shares will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public shareholders. However, this may have the effect of making it easier for us to have an initial business combination approved over a shareholder dissent. While there are several other offerings similar to ours that include conversion provisions greater than 20%, the 20% threshold has generally been common for offerings similar to ours. Because we permit a larger number of public shareholders to exercise their shareholder redemption rights and have limited the percentage of shares that they, together with any of their affiliates or other persons with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can redeem, it will make it easier for us to have an initial business combination approved over shareholder dissent.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $50,000 was available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders to operate or may be forced to liquidate. Our initial shareholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than approximately $10.04 per share (or approximately $10.01 per share if the underwriters’ over-allotment option is exercised in full).

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have and will continue to seek to have all vendors (other than our independent accountants) we engage and prospective target businesses with which we negotiate, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination.

Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders and, as a result, the per-share liquidation price could be less than approximately $10.04 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in trust to our public shareholders, John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us or lenders for borrowed money. However, the agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from Messrs. Hunt and Blazer, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. The measures described above are the only actions we will take to ensure that the funds in the trust account are not depleted by claims against the trust. Because we will seek to have all vendors (other than our independent accountants) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Messrs. Hunt and Blazer having any such obligations is minimal. Based upon representations from Messrs. Hunt and Blazer as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations to us, we believe they will be able to satisfy any indemnification obligations that may arise. However, in the event Messrs. Hunt and Blazer have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $10.04, plus interest, due to such claims.

Additionally, if we are forced to declare insolvency or a petition to wind up the company is filed against us which is not dismissed, the proceeds held in the trust account will be subject to applicable Cayman Islands insolvency law and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.04 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provides that if after 24 months from the date of our final prospectus we have not consummated an initial business combination we will immediately go into a voluntary liquidation procedure under the Companies Law. The liquidator will give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) and by placing a public advertisement in the Cayman Islands Official Gazette and taking any other steps he considers appropriate, after which the assets of the company would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must present his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Cayman Islands Registrar of Companies confirming the date on which the meeting was held and three months after the date of such filing, the company will be dissolved. However, the liquidator will instruct the trustee to liquidate the trust account to our public shareholders as soon as reasonably possible after the end of the 21 days’ notice period referenced above and our directors and officers have agreed to take any such action necessary to liquidate the trust account as soon as reasonably practicable if we do not complete an initial business combination within 24 months after the date of our final prospectus. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

If we are forced to declare insolvency or a petition to wind up the company is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a preferential payment or a fraudulent transfer. As a result, a Cayman Islands court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders as described above, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

No warrant held by public shareholders will be exercisable and we will not be obligated to issue ordinary shares unless, at the time such holder seeks to exercise such warrant, we have a registration statement under the Securities Act in effect covering the ordinary shares issuable upon the exercise of the warrants and a current prospectus relating to the ordinary shares. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering ordinary shares issuable upon exercise of the warrants from the date the warrants became exercisable and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the ordinary shares issuable upon the exercise of the warrants is not current, the warrants held by public shareholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the ordinary shares included in the units.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of ordinary shares by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of ordinary shares upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the ordinary shares issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

A public shareholder’s only opportunity to evaluate and affect the investment decision regarding a potential initial business combination will be limited to voting for or against the initial business combination submitted to our shareholders for approval.

At the time of an investment in us, public shareholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, the only opportunity to evaluate and affect the investment decision regarding a potential initial business combination will be limited to voting for or against the initial business combination submitted to our shareholders for approval. In addition, a proposal that a public shareholder votes against could still be approved if a sufficient number of public shareholders vote for the proposed initial business combination. Alternatively, a proposal that a public shareholder votes for could still be rejected if a sufficient number of public shareholders vote against the proposed initial business combination.

We may issue shares of our share capital or debt securities to complete an initial business combination. Issuance of our share capital would reduce the equity interest of our shareholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our initial public offering and the purchase of the sponsors’ warrants (assuming no exercise of the underwriters’ over-allotment option and the redemption by the Company of 562,500 ordinary shares held by our initial shareholders), there were 61,870,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the sponsors’ warrants) and all of the 1,000,000 preferred shares available for issuance. Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete an initial business combination. The issuance of additional ordinary shares or any number of our preferred shares:

•	may significantly reduce your equity interest in the Company;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•	may cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of our company; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business combination for any number of reasons including those beyond our control, such as that holders of 30% or more of the shares sold in our initial public offering vote against the initial business combination and opt to have us redeem their shares for a pro rata share of the trust account even if a majority of our shareholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

Our ability to successfully consummate an initial business combination is dependent upon the efforts of our key personnel, including John F. W. Hunt, Lawton W. Fitt, Andrew H. Lufkin, Paul S. Pressler, Marc J. Blazer, Mark Booth and Domenico De Sole. We believe that our success depends on the continued service of Messrs. Hunt, Blazer, Pressler, Lufkin and Ms. Fitt, at least until we have consummated an initial business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, Messrs. Hunt, Blazer, Pressler, Lufkin and Ms. Fitt are not required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential initial business combinations and monitoring the related due diligence. Neither Messrs. Pressler and Lufkin nor Ms. Fitt is obligated to present to us any potential initial business combination. We do not have employment agreements with, or key-man insurance on the lives of, any of these individuals. The unexpected loss of the services of any of these individuals could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public shareholders’ best interest.

Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $1.8 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations for the next 24 months and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate an initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of an initial business combination. All of our executive officers and certain directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that these conflicts will be resolved in our favor. In addition, our directors have no obligation under Cayman Islands law to present business opportunities to the company. See ‘‘Business — Conflicts of Interest.’’

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. As of the date of this prospectus, John F. W. Hunt, our chairman, chief executive officer and secretary is affiliated with Oriel LLC and AmanyaraTM, a resort in Turks and Caicos. See ‘‘Business — Conflicts of Interest’’. Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe contractual or other fiduciary duties. Accordingly, they may have fiduciary obligations and other conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

We have entered into a business opportunity right of first review agreement with John F. W. Hunt and Marc J. Blazer, which provides that we will have a right of first review with respect to business combination opportunities of Messrs. Hunt and Blazer, and companies or other entities which they manage or control with an enterprise value of $120 million or more. Other than Messrs. Hunt and Blazer, our directors have not entered into a similar right of first review agreement. See ‘‘Business — Conflicts of interest.’’

Certain of our directors and entities affiliated with certain of our directors and executive officers, own ordinary shares issued prior to the offering and some of them own warrants purchased immediately prior to our initial public offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

Certain of our directors and entities affiliated with certain of our directors and executive officers, own ordinary shares that were issued prior to our initial public offering in consideration for an aggregate purchase price of $25,000. Additionally, John F. W. Hunt, Lawton W. Fitt, Andrew H. Lufkin, Paul S. Pressler, Marc J. Blazer, Mark Booth and Domenico De Sole purchased an aggregate of 4,380,000 sponsors’ warrants, each at a purchase price of $1.00 per warrant, immediately prior to the consummation of our initial public offering. Such purchasers waived their right to receive distributions with respect to the founders’ shares upon our liquidation if we are unable to consummate an initial business combination. Accordingly, the founders’ shares as well as the sponsors’ warrants will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination.

Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities were approved for listing on the American Stock Exchange, a national securities exchange, upon consummation of our initial public offering. Although we expect to continue to meet the minimum initial listing standards set forth in Section 101(c) of the American Stock Exchange Company Guide, which only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a determination that our ordinary shares are a ‘‘penny stock’’ which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several businesses or assets at the same time. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses or assets, which are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us including the lack of available information about these companies.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

The ability of our shareholders to exercise their shareholder redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek shareholder approval of any business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares redeemed for cash if the shareholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its shareholder redemption rights to receive a pro rata portion of the trust account, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise such shareholder redemption rights, we may either need to reserve part of the trust account for possible payment upon such shareholder redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their shareholder redemption rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an initial business combination.

Our initial shareholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Upon consummation of our initial public offering, our initial shareholders (including all of our officers and directors) collectively owned approximately 20% of our issued and outstanding ordinary shares. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of an initial business combination, in which case all of our current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of an initial business combination.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a ‘‘cashless basis.’’ In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the ‘‘fair market value’’ and (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sales price of our ordinary shares for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential ‘‘upside’’ of the holder’s investment in our company.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force warrant holders (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the sponsors’ warrants will be redeemable by us so long as they are held by the sponsors or their permitted transferees.

Our outstanding warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect an initial business combination.

We have issued warrants to purchase 15,000,000 ordinary shares as part of the units sold in our initial public offering and the sponsors’ warrants to purchase 4,380,000 ordinary shares (an aggregate of 19,380,000 warrants). To the extent we issue ordinary shares to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial shareholders or our sponsors or their permitted transferees exercise their registration rights with respect to the founders’ shares or sponsors’ warrants and underlying securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect an initial business combination.

The initial shareholders or their permitted transferees are entitled to demand that we register the resale of the founders’ shares at any time generally commencing nine months after the consummation of our initial business combination. Additionally, our sponsors or their permitted transferees are entitled to demand that we register the resale of their sponsors’ warrants and underlying ordinary shares at any time after we consummate an initial business combination. We will bear the expenses in connection with the filing of any such registration statements. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 3,750,000 ordinary shares and 4,380,000 warrants (as well as 4,380,000 ordinary shares underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our ordinary shares.

Because we are incorporated under the laws of the Cayman Islands, investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

We are a company incorporated under the laws of the Cayman Islands, and, following an initial business combination, substantially all of our assets may be located outside the United States, although our trust account will be located in the United States and be governed by laws of the United States. In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or our directors or executive officers, or enforce judgments obtained in the United States courts against us or our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in a court in the Cayman Islands or in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. It is doubtful the courts of the Cayman Islands will, in an original action in the Cayman Islands, recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States on the grounds that such provisions are penal in nature. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our executive officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under Federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 which invests solely in government securities. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain other burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If you acquire more than 10% of our ordinary shares, the controlled foreign corporation rules may apply to you.

Each ‘‘United States shareholder’’ of a ‘‘controlled foreign corporation’’ (‘‘CFC’’) who owns ordinary shares in the CFC on the last day of the CFC’s taxable year must generally include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. For these purposes, any U.S. person who owns, directly or indirectly through foreign persons, or is considered to own under applicable constructive ownership rules of the Internal Revenue Code of 1986, as amended, or the Code (including by holding a security convertible into or exchangeable for ordinary shares), 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a ‘‘United States shareholder.’’ In general, we will be treated as a CFC only if such ‘‘United States shareholders’’ collectively own more than 50% of our total combined voting power or total value of our ordinary shares for an uninterrupted period of 30 days or more during the tax year. U.S. persons who might, directly or through attribution, acquire 10% or more of our shares should consult their own tax advisors regarding the possible application of the CFC rules.

Because we must furnish our shareholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We may become subject to taxation in the Cayman Islands which would negatively affect our results.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Governor-in-Cabinet of Cayman Islands has granted us an exemption from the imposition of any such tax on us for twenty years from October 9, 2007 until October 9, 2027. We cannot be assured that after such date we would not be subject to any such tax. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be significantly and negatively affected.

If we are treated as a ‘‘passive foreign investment company,’’ it could have adverse U.S. federal income tax consequences to U.S. holders.

If we are determined to be a passive foreign investment company, known as a ‘‘PFIC,’’ U.S. persons who hold our ordinary shares or warrants could be subject to adverse U.S. federal income tax consequences. Specifically, if we are determined to be a PFIC for any taxable year, each U.S. holder may be subject to increased tax liabilities under U.S. tax laws and regulations and may be subject to additional reporting requirements.

In general, we will be classified as a PFIC for any taxable year in which either (1) at least 75% of our gross income is passive income or (2) at least 50% of the value (determined on the basis of a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income. If a corporation would otherwise be a PFIC in its start-up year (defined as the first taxable year such corporation earns gross income), it is not treated as a PFIC in that taxable year, provided that: (i) no predecessor corporation was a PFIC; (ii) it is established to the Internal Revenue Service’s satisfaction that the corporation will not be a PFIC in either of the two succeeding taxable years; and (iii) the corporation is not, in fact, a PFIC for either succeeding taxable year. Although the determination of whether we are a PFIC is made on an annual basis, because the special rule for each start-up year depends on facts which will not be known at the end of that year, we likely will not know until a later year whether we are a PFIC.

Certain elections may sometimes be used to reduce the adverse impact of the PFIC rules. These elections may not be available to U.S. holders. If these elections are available, they may result in a current U.S. federal tax liability prior to any distribution or on the disposition of the ordinary shares, and without the assurance of a U.S. holder receiving an equivalent amount of income or gain from a distribution or disposition.

We cannot assure you that we will not be treated as a PFIC for U.S. federal income tax purposes. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Cayman Islands anti-money laundering laws might cause us to refuse a redemption payment to shareholders.

We reserve the right to refuse to make any shareholder redemption payment to a shareholder if our directors or officers suspect or are advised that the payment of shareholder redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure our compliance with any such laws or regulations in any applicable jurisdiction.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We currently maintain our executive offices at Maples Corporate Services Limited, Ugland House, Grand Cayman KY1-1104, Cayman Islands. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our equity securities began to trade on the American Stock Exchange on January 31, 2008. Each of our units consists of one ordinary share and one warrant and trades on the American Stock Exchange under the symbol ‘‘NLX.U.’’ On March 3, 2008, the warrants and ordinary shares included in our units began to trade separately on the American Stock Exchange under the symbols ‘‘NLX.WS’’ and ‘‘NLX,’’ respectively.

Each warrant entitles the holder to purchase one ordinary share at a price of $7.00. Each warrant will become exercisable on the later of our completion of a business combination or April 30, 2009 and will expire on January 30, 2013, or earlier upon redemption.

The following table sets forth the high and low sales information for our units for the period from January 31, 2008 through April 15, 2008 and our ordinary shares and warrants for the period from March 3, 2008 through April 15, 2008.

	Units		Ordinary Shares		Warrants
Period Ended	High	Low	High	Low	High	Low
April 15, 2008	$10.00	$9.34	$9.24	$9.05	$0.75	$0.40

Use of Proceeds from our Initial Public Offering

On February 5, 2008, we consummated our initial public offering of 15,000,000 units. The securities sold in the our initial public offering were registered under the Securities Act on a registration statement on Form S-1, as amended (File No. 333-146946). The SEC declared the registration statement effective on January 30, 2008. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $150,000,000. Each unit consists of one ordinary share, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase from us one ordinary share at an exercise price of $7.00 per share. Each warrant will become exercisable on the later of our completion of a business combination or April 30, 2009 and will expire on January 30, 2013, or earlier upon redemption.

In connection with our offering, we incurred a total of $3,000,000 in underwriting discounts and $1,005,649 (of which $800,000 was paid out of the proceeds of our initial public offering and $205,649 was subsequently paid from working capital) for costs and expenses related to the offering. The underwriters have agreed to defer an additional $7,500,000 of the underwriting discount (equal to 5.0% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $150,530,000 in the trust account.

Holders of Equity

On April 15, 2008, there were approximately one holder of record of our units, approximately eight holders of record of our warrants and approximately nine holders of record of our ordinary shares. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

We have not paid any dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition after an initial business combination is completed. The payment of any dividends subsequent to an initial business combination will be within the discretion of our then-board of directors. It is the present intention of our board of directors to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 6.    Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and the notes and schedules thereto, which are included in this Annual Report on Form 10-K.

Income Statement Data:	For the Period from September 25, 2007 through December 31, 2007
Formation and operating costs	$4,500
Net loss for the period	$(4,500)
Weighted average number of ordinary shares outstanding
– basic and diluted(1)	$4,312,500
Basic and diluted net loss per share(1)	$(0.00)

Balance Sheet Data:	December 31, 2007
Working capital	$(428,119)
Total assets	$525,573
Total liabilities	$505,073
Shareholders’ equity	$20,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Overview

We were formed under the laws of the Cayman Islands on September 25, 2007 for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our share capital, debt or a combination of cash, shares and debt in effecting an initial business combination.

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,380,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated January 18, 2008 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,380,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $150,000,000. After the payment of offering expenses, the net proceeds to us amounted to $145,994,351. Each unit consists of one ordinary share, $0.0001 par value per share, and one redeemable warrant. Each warrant entitles the holder to

(1)	This includes an aggregate of 562,500 ordinary shares that were forfeited by the initial shareholders due to the fact that the underwriters’ over-allotment was not exercised so that the initial shareholders collectively own 20% of the issued and outstanding ordinary shares after the offering.

purchase from us one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the effective date of the initial public offering (or April 30, 2009) and expiring five years from the effective date of the initial public offering (or January 31, 2013). The warrants will be redeemable by us, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Results of Operations and Known Trends or Future Events

For the period from September 25, 2007 (inception) to December 31, 2007, we had a net loss of $4,500. We incurred $4,500 in formation and operating costs during the period from September 25, 2007 (inception) to December 31, 2007. All of those costs related to incorporation fees.

All activity from September 25, 2007 (inception) through February 5, 2008 relates to our formation and our initial public offering described above. Since February 6, 2007, we have been searching for a target company to acquire. We believe that we have sufficient funds available to complete our efforts to consummate an initial business combination with an operating business within the required 24 months from the date of our final prospectus.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $76,954. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loans made by two initial shareholders. As of December 31, 2007, we had not repaid these loans. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in the trust account have been earning interest at a rate of approximately 2.1%.

We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent that our share capital is used in whole or in part as consideration to effect an initial business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finder’s fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We expect our primary liquidity requirements following the consummation of our initial public offering to include approximately $800,000 for expenses for the due diligence and investigation of a target business or businesses; $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $850,000 for general working capital that will be used for miscellaneous expenses. We anticipate that, even at an interest rate of 3% per annum, the interest that will accrue on the trust account during the time it will take to identify a target business and complete an initial business combination will be sufficient to fund our working capital requirements. Given the limited amount of time it will take to generate $1.8 million of interest on the trust account, we anticipate receiving such interest income generally shortly after we incur working capital expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable.

Related Party Transactions

On October 3, 2007, John F. W. Hunt and Marc J. Blazer advanced on our behalf a total of $175,000 for payment of expenses related to our initial public offering. This advance was non-interest bearing, unsecured and was due at the earlier of October 1, 2008 or the consummation of our initial public offering. We repaid the loans on February 6, 2008 from the proceeds of our initial public offering not placed in the trust account.

John F. W. Hunt, Lawton W. Fitt, Andrew H. Lufkin, Marc J. Blazer, Paul S. Pressler, Mark Booth and Domenico De Sole purchased 2,380,000, 800,000, 500,000, 300,000, 200,000, 100,000 and 100,000 sponsors’ warrants, respectively, at $1.00 per warrant (for a total purchase price of $4.38 million), from us. These purchases took place on a private placement basis on February 5, 2008 immediately prior to the consummation of our initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, our efforts were limited to organizational activities, activities relating to our initial public offering. We did not have any financial instruments that were exposed to market risks at December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of the end of the period covering the report.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the 3rd quarter of 2007, we hired KGS LLP to act as our internal accounting and financial reporting department. KGS LLP is registered with the Public Company Accounting Oversight Board, or the PCAOB. The firm reports to our chief executive officer and chief financial officer who review the information and reports submitted. We believe that the use of KGS LLP as our accounting and financial reporting department complies with the policies and procedures mentioned above.

Other than the hiring of KGS LLP, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the most recently completed fiscal quarter.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Officers

Our current directors and executive officers are as follows:

Name	Age	Position
John F. W. Hunt	44	Chairman of the Board, Chief Executive Officer, Secretary and Director
Marc J. Blazer	40	President, Treasurer and Director
Lawton W. Fitt	54	Director
Andrew H. Lufkin	45	Director
Paul S. Pressler	51	Director

John F. W. Hunt has been our Chief Executive Officer, Secretary and Chairman of the Board since our inception in September 2007. Since 1994, Mr. Hunt founded or co-founded six companies, including Oriel LLC, a wine company he currently oversees, AmanyaraTM, a resort in the Turks & Caicos Islands, The Seattle Coffee Company, a chain of espresso bars in England ultimately acquired by Starbucks, Syzygy AG, an internet professional services firm listed on the Frankfurt stock exchange, and Obongo Inc., a payment processing technology firm that was acquired by AOL Time Warner. Mr. Hunt also co-founded and helped develop iGabriel, an investment club, which later merged with PiCapital to form one of the UK’s leading private investor networks, and First Tuesday, a financial networking forum that was subsequently acquired by an Israeli investment bank. Mr. Hunt began his career in marketing. From 1987 to 1992, he held positions of increasing responsibility at Procter & Gamble, ultimately becoming the European Brand Manager responsible for integrating the acquisition of the Max Factor® brand across Europe. From 1992 to 1994, Mr. Hunt was Head of Marketing at Kraft Jacobs Suchard (a division of Philip Morris) for the Middle East & Africa. Mr. Hunt received an Honors degree in Economics and Public Administration from the London University in 1987.

Marc J. Blazer has been our President, Treasurer and a Director since our inception in September 2007. From November 2000 to August 2007, Mr. Blazer was a partner, and until May 2007, the global head of investment banking at Cantor Fitzgerald. While at Cantor Fitzgerald, Mr. Blazer served on the advisory board of Enertech Capital III, a venture capital fund from March 2006 to July 2007. Prior to joining Cantor Fitzgerald, Mr. Blazer spent six years at ChaseMellon Financial Corp. (now Mellon Investor Services), a joint-venture between Chase Manhattan Corporation and Mellon Financial Group LLC from 1994 to 2000. In this capacity, he advised clients on governance and shareholder related issues including accessing the capital markets, investor relations, and proxy solicitation matters and structural defenses. Prior to his career on Wall Street, Mr. Blazer was an advisor to members of Congress in both the House and Senate on tax matters, banking and securities legislation, international trade policy, and foreign relations. Mr. Blazer earned a graduate degree from the London School of Economics in 1992, and a BA from the University of Maryland in 1990.

Lawton W. Fitt has been a Director since October 2007. Ms. Fitt is currently a director on the boards of Ciena Corporation, Citizens Communications Company, Thomson Reuters Corporation and Thomson Reuters PLC (formerly Reuters Group PLC prior to its merger with The Thomson Corporation in April 2008). Ms. Fitt has served as a senior advisor to GSC Group, Inc., an alternative asset investment management firm since October 2006. From October 2002 to March 2005, Ms. Fitt served as Secretary (Chief Executive) of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt worked at Goldman Sachs, becoming a partner in 1994. During her career at Goldman Sachs, Ms. Fitt held leadership positions, including that of managing director, in investment banking, equity capital markets and asset management and was a senior member of that firm’s High Technology investment banking team in New York and London. Ms. Fitt earned an A.B. from Brown University in 1974 and received an M.B.A. from the Darden School of Business Administration of the University of Virginia in 1979.

Andrew H. Lufkin a Director and sponsor since January 2008, is the portfolio manager for the Delafield Hambrecht MicroCap Value Fund, a fund which invests in undervalued growing micro-cap companies and the Chief Financial Officer and a director of Delafield Hambrecht which he joined in September 2003. From August 2002 to August 2003, Mr. Lufkin was Chief Operating Officer and Chief Financial Officer of Monadnock Valley Asset Management, a New York-based hedge fund specializing in global healthcare equities. From 2001 to 2002 he served as a Managing Director in investment banking for WR Hambrecht + Co. Prior to this, he spent 10 years in corporate finance at Donaldson Lufkin & Jenrette before starting his own broker dealer. Mr. Lufkin received a BA from Colby College and an MBA from Harvard Business School.

Paul S. Pressler has been a Director since October 2007. Mr. Pressler was president and chief executive officer of Gap, Inc. from September 2002 to January 2007. He also served on Gap, Inc.’s Board of Directors from October 2002 until January 2007. Prior to joining Gap, Inc., Mr. Pressler spent fifteen years with The Walt Disney Company where he was Chairman of the company’s Global Theme Park and Resorts Division. Mr. Pressler previously served as President of Disneyland, President of The Disney Stores and Senior Vice President of Consumer Products. Prior to his time at Disney, he was Vice President of Marketing and Design for Kenner-Parker Toys. He is a director of Avon Products, Inc., OpenTable, Inc. and the Big Brothers Big Sisters of America. Mr. Pressler holds a Bachelor of Science degree in business economics from the State University of New York at Oneonta in 1978.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of shareholders and each class serving a three-year term. The term of office of the first class of directors, consisting of Paul S. Pressler, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Andrew H. Lufkin and Lawton W. Fitt, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of John F. W. Hunt and Marc Blazer, will expire at the third annual meeting of shareholders.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates and selecting the target business in the event that our proposed business combination is not completed, and structuring, negotiating and consummating our initial business combination. Collectively, through their positions described above, our directors have extensive experience on which we intend to rely.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater than 10% shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, sponsors, executive officers or directors, or special advisors in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Director Independence

The American Stock Exchange requires that a majority of our board of directors must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Ms. Fitt, Messrs. Lufkin and Pressler are independent directors as such term is defined under the rules of the American Stock Exchange and that Ms. Fitt and Mr. Pressler are independent directors as such term is defined under Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will not enter into our initial business combination with an entity which is affiliated with any of our executive officers, directors, sponsors, initial shareholders or special advisors, including an entity that has received a material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors.

Audit Committee

We have established an audit committee of the board of directors, consisting of Ms. Fitt, Messrs. Lufkin and Pressler, each of whom has been determined to be ‘‘independent’’ as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board of directors whether the audited financial statements should be included in our Annual Report on Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering;

•	reviewing and approving all payments made to our initial shareholders, sponsors, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval; and

•	the members of the audit committee will act as the liquidator of the company in the event we do not consummate our initial business combination by January 30, 2010.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of ‘‘independent directors’’ who, as required by the American Stock Exchange, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must have certified to the American Stock Exchange that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Lufkin satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, consisting of Ms. Fitt, Messrs. Lufkin and Pressler, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific needs of the board of directors that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our executive officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Item 11.    Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, sponsors, executive officers or directors, or special advisors in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis because members of our management team have not received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 15, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsors’ warrants, as these warrants are not exercisable within 60 days of the date hereof.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Ordinary Shares
John F. W. Hunt	2,345,543	12.51%
Marc J. Blazer(3)	607,989	3.24%
Lawton W. Fitt	385,326	2.06%
Andrew H. Lufkin	162,228	0.87%
Paul S. Pressler	124,456	0.66%
Mark Booth	62,229	0.33%
Domenico De Sole	62,229	0.33%
Millenco LLC(4)	1,733,200	9.00%
Pine River Capital Management L.P.(5)	1,850,000	9.87%
All directors and executive officers as a group (five individuals)	3,625,542	19.34%
All directors, executive officers and special advisors as a group (seven individuals)	3,750,000	20.00%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Overture Acquisition Corp., c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(2)	On March 4, 2008, the company redeemed an aggregate 562,500 ordinary shares held by our initial shareholders due to the expiration of the underwriters’ over-allotment option pursuant to the underwriting agreement, dated January 30, 2008, between the us and J.P. Morgan Securities Inc., as representative of the several underwriters listed in Schedule 1 to the underwriting agreement.
(3)	On October 1, 2007, Marc J. Blazer transferred 86,250 of his shares to the Marc Blazer 2007 GRAT for which he retains beneficial ownership. On January 10, 2008, Marc J. Blazer transferred 799,500 of his ordinary shares to Blazer & Co., LLC, a single member limited liability company, which in turn transferred 799,500 ordinary shares to Blazer Investments, LLC. Marc J. Blazer is the managing member of both Blazer & Co., LLC and Blazer Investment, LLC. Marc J. Blazer is the sole member of Blazer & Co., LLC and Blazer & Co., LLC is the sole member of Blazer Investments, LLC. Blazer Investments, LLC later transferred 186,563 ordinary shares to another director.
(4)	Based on a Schedule 13G filed on February 15, 2008 with the SEC jointly by Millenco LLC (‘‘Millenco’’), Millennium Management LLC (‘‘Millennium Management’’) and Israel A. Englander (‘‘Mr. Englander’’). The Schedule 13G indicates that as of February 15, 2008 Millenco holds 1,733,200 ordinary shares, which ordinary shares are a constituent part of the company’s units, of which Millenco holds 1,733,200. Millennium Management is the manager of Millenco and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Mr. Englander is the managing member of Millennium Management and consequently may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The filing of the Schedule 13G should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. Further, the Schedule 13G indicates that Integrated Holding Group LP is a non-managing member of Millenco, and as such, has no investment or voting control over Millenco or its securities positions. The business address for the filers is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.

(5)	Based on a Schedule 13G filed on February 11, 2008 with the SEC jointly by Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. may be deemed to have shared voting control and investment discretion over the 1,850,000 securities owned by them. The business address of the filers is c/o Pine River Capital Management L.P. 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

On September 28, 2007, we issued 4,312,500 ordinary shares for $25,000 in cash. This includes an aggregate of 562,500 ordinary shares held by our initial shareholders that were redeemed by us on March 4, 2008 due to the expiration of the underwriters’ over-allotment option so that our initial shareholders would continue to collectively own 20% of our issued and outstanding shares after our initial public offering (assuming none of them purchased units in our initial public offering). We recorded the aggregate fair value of the shares redeemed and reacquired to treasury shares and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the ordinary shares redeemed and the price paid to us for such redeemed shares (which was an aggregate total of approximately $3,261 for all 562,500 ordinary shares). Upon receipt, such redeemed shares were then immediately cancelled, resulting in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

The initial shareholders are entitled to demand that we register these shares pursuant to a registration rights agreement dated January 30, 2008. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which their shares are released from escrow. In addition, these shareholders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed by us subsequent to the date on which these ordinary shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

John F. W. Hunt, Marc J. Blazer, Lawton W. Fitt, Paul S. Pressler, Mark Booth, Domenico De Sole and Andrew H. Lufkin agreed to purchase an aggregate of 4,380,000 warrants at a price of $1.00 per warrant ($4.38 million in the aggregate) in a private placement that occurred immediately prior to the consummation of our initial public offering. The proceeds from the sale of the sponsors’ warrants in the private placement were deposited into the trust account and subject to a trust agreement and will be part of the funds distributed to our public shareholders in the event we are unable to complete an initial business combination. The sponsors’ warrants are identical to the warrants included in the units sold in our initial public offering, except that (i) the sponsors’ warrants are non-redeemable and are exercisable on a cashless basis at the election of the holder, in each case, so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions described in more detail below. The sponsors have agreed not to sell or otherwise transfer any of the sponsors’ warrants until the date that is 30 days after the date we complete our initial business combination; provided however that transfers can be made before such time to permitted transferees who agree in writing to be bound by such transfer restrictions. For so long as the sponsors’ warrants are subject to such transfer restrictions they will be held in an escrow account maintained by American Stock Transfer & Trust Company.

The holders of the majority of these sponsors’ warrants (or underlying shares) are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate an initial business combination. In addition, these holders will have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of January 30, 2008, John F. W. Hunt and Marc J. Blazer had advanced to us an aggregate of $175,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of October 1, 2008 or the consummation of our initial public offering. We repaid these loans on February 6, 2008 from the proceeds of our initial public offering not being placed in the trust account.

We have and will continue to reimburse our executive officers, directors, and special advisors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee has and will continue to review and approve all payments made to our initial shareholders, sponsors, executive officers and directors, special advisors and our and their respective affiliates and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

We have entered into a business opportunity right of first review agreement with John F. W. Hunt and Marc J. Blazer which provides that from January 30, 2008 until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Messrs. Hunt and Blazer, and companies or other entities which they manage or control with an enterprise value of $120 million or more.

Other than reimbursable out-of-pocket expenses payable to our executive officers, directors and special advisors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, sponsors, executive officers or directors, or special advisors or to any of their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that it is).

After an initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any director or member of our management team, initial shareholders, sponsors, or special advisors or their respective affiliates, including financing, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval in each instance by our audit committee. We will not enter into our initial business combination with an entity which is affiliated with any of our executive officers, directors, sponsors, initial shareholders or special advisors, including an entity that has received a material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, executive officers, directors or special advisors.

Item 14.    Principal Accounting Fees and Services

The firm of Marcum & Kliegman LLP (‘‘Marcum’’) is our independent registered public accounting firm. Marcum manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We have engaged the firm of KGS LLP (‘‘KGS’’) to assist us in the preparation of our financial statements. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The aggregate fees billed or expected to be billed for professional services rendered by Marcum for the year ended December 31, 2007 for the annual audit of our financial statements for such year amounted to approximately $25,000.

Audit-Related Fees

The aggregate fees billed or expected to be billed for audit-related services not reported as Audit Fees rendered by Marcum for the year ended December 31, 2007 for (a) the audit of our financial statements dated October 3, 2007 filed with our registration statement on Form S-1 and (b) reviews of SEC filings amounted to approximately $22,000.

Tax Fees

We did not receive tax services for the year ended December 31, 2007.

All Other Fees

We did not receive products and services provided by Marcum, other than those discussed above, for the year ended December 31, 2007.

Pre-Approval Policy

Since our audit committee was not formed until February 2008, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as a part of this Report:

1.    Financial Statements

Reference is made to the Index to consolidated financial statements of the Company under Item 8 of Part II.

2.    Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.    Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description
3.1	Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 filed on December 3, 2007)
3.2	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 11, 2008)
4.1	Specimen Unit Certificate.*
4.2	Specimen Ordinary Share Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008.*
10.1	Promissory Note issued by the Registrant to John F. W. Hunt on October 1, 2007. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 filed on December 3, 2007)
10.2	Promissory Note issued by the Registrant to Marc J. Blazer on October 1, 2007. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 filed on December 3, 2007)
10.3	Share Purchase Agreement dated October 1, 2007 between the Registrant each executive officer, director and initial shareholder (incorporated by reference to Exhibit 10.3 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 filed on December 3, 2007)
10.4	Letter Agreement among the Registrant and Marc Blazer 2007 GRAT dated January 30, 2008.*
10.5	Letter Agreement among the Registrant and Blazer Investments, LLC dated January 30, 2008.*
10.6	Letter Agreement among the Registrant and Marc J. Blazer dated January 30, 2008.*

Exhibit No.	Description
10.7	Letter Agreement among the Registrant and John F. W. Hunt dated January 30, 2008.*
10.8	Letter Agreement among the Registrant and Lawton W. Fitt dated January 30, 2008.*
10.9	Letter Agreement among the Registrant and Andrew H. Lufkin dated January 30, 2008.*
10.10	Letter Agreement among the Registrant and Paul S. Pressler dated January 30, 2008.*
10.11	Letter Agreement among the Registrant and Domenico De Sole dated January 30, 2008.*
10.12	Letter Agreement among the Registrant and Mark Booth dated January 30, 2008.*
10.13	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008.*
10.14	Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the initial shareholders of the Registrant dated January 30, 2008.*
10.15	Registration Rights Agreement among the Registrant and the initial shareholders of the Registrant dated January 30, 2008.*
10.16	Second Amended and Restated Sponsors’ Warrants Securities Purchase Agreement dated January 18, 2008 among the Registrant and each of the sponsors. (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2008)
10.17	Right of First Review Letter Agreement among the Registrant, John F. W. Hunt and Marc J. Blazer dated January 30, 2008.*
10.18	Indemnification Agreement between the Registrant and each officer and director. (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2008)
10.19	Share Purchase Agreement dated October 25, 2007 between John F. W. Hunt and Marc J. Blazer, Lawton W. Fitt, Mark Booth, Domenico De Sole and Paul S. Pressler. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on December 24, 2007)
10.20	Share Purchase Agreement dated December 20, 2007 between our executive officers and Domenico De Sole. (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 11, 2008)
10.21	Share Purchase Agreement dated January 10, 2008 between Blazer Investments, LLC and Andrew H. Lufkin. (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2008)
10.22	Share Purchase Agreement dated January 10, 2008 between John F. W. Hunt and Lawton W. Fitt, Mark Booth, Domenico De Sole and Paul S. Pressler. (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2008)
14	Code of Ethics.*
24	Power of Attorney (included on signature page of this Annual Report).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.*
99.2	Nominating Committee Charter.*

*	Filed herewith.

OVERTURE ACQUISITION CORP.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
Overture Acquisition Corp.

We have audited the accompanying balance sheet of Overture Acquisition Corp. (a development stage company) (the ‘‘Company’’) as of December 31, 2007, and the related statement of operations, changes in shareholders’ equity and cash flows for the period September 25, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overture Acquisition Corp. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the period September 25, 2007 (inception) through December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

April 24, 2008

OVERTURE ACQUISITION CORP.
(a development stage company)

BALANCE SHEET

AS OF DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$76,954
Total current assets	76,954
Deferred offering costs	448,619
Total assets	$525,573
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$4,500
Accrued offering costs	325,573
Notes payable to shareholders	175,000
Total liabilities	505,073
Commitments and contingencies
Shareholders’ equity:(1)
Preferred shares, $.0001 par value authorized 1,000,000 shares; none issued or outstanding
Ordinary shares, $.0001 par value authorized 100,000,000 shares; issued and outstanding 4,312,500(1) shares,	431
Additional paid-in-capital	24,569
Deficit accumulated during the development stage	(4,500)
Total shareholders’ equity	20,500
Total liabilities and shareholders’ equity	$525,573

(1)	This includes an aggregate of 562,500 ordinary shares that were subject to forfeiture by the initial shareholders due to the fact that the underwriters’ over-allotment was not exercised so that the initial shareholders collectively own 20% of the issued and outstanding ordinary shares after the offering.

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

STATEMENT OF OPERATIONS

FOR THE PERIOD SEPTEMBER 25, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Formation and operating costs	$4,500
Net loss for the period	$(4,500)
Weighted average number of ordinary shares outstanding – basic and diluted(1)	4,312,500
Basic and diluted net loss per share(1)	$(0.00)

(1)	This includes an aggregate of 562,500 ordinary shares that were subject to forfeiture by the initial shareholders due to the fact that the underwriters’ over-allotment was not exercised so that the initial shareholders collectively own 20% of the issued and outstanding ordinary shares after the offering.

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD SEPTEMBER 25, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	Ordinary shares(1)		Additional paid-in capital(1)	Deficit accumulated during the development stage	Total shareholders’ equity
	Shares	Amount
Balance at September 25, 2007 (inception)	—	$—	$—	$—	$—
Ordinary shares issued at inception at $0.006 per share(1)	4,312,500	431	24,569	—	25,000
Net Loss for the period September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance at December 31, 2007	4,312,500	$431	$24,569	$(4,500)	$20,500

(1)	This includes an aggregate of 562,500 ordinary shares that were subject to forfeiture by the initial shareholders due to the fact that the underwriters’ over-allotment was not exercised so that the initial shareholders collectively own 20% of the issued and outstanding ordinary shares after the offering.

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

STATEMENT OF CASH FLOWS

Cash flows from operating activities
Net loss	$(4,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accrued expenses	4,500
Net cash used in operating activities	—
Cash flows from financing activities
Proceeds from sale of ordinary shares to Initial Shareholders	25,000
Proceeds from notes payable to shareholders	175,000
Payment of offering costs	(123,046)
Net cash provided by financing activities	76,954
Net increase in cash	76,954
Cash at beginning of period	—
Cash at end of period	$76,954
Supplemental disclosure of non-cash transactions:
Accrual of offering costs:
Deferred offering costs	$325,573

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Overture Acquisition Corp. (the ‘‘Company’’) was incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’).

At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation and the initial public offering (‘‘Offering’’) described in Note 2. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective on January 30, 2008. The Company consummated the Offering on February 5, 2008 and received net proceeds of $145,994,351 (including accrued offering costs of $191,465) and $4,380,000 from the sale of the Sponsor Warrants on a private placement basis (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $150,530,000 (or approximately $10.04 per Unit) of the net proceeds of the Offering and the sale of the Sponsor Warrants (see Note 2) is being held in a trust account (‘‘Trust Account’’) and will be invested in United States ‘‘government securities’’ within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after the Offering) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted, for products sold to the Company or lenders for borrowed money. The agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $1,800,000 of the interest earned on the amounts held in the Trust Account that will be released to the Company in monthly installments to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company paid an underwriting discount of 2.00% ($3,000,000) of the gross proceeds in connection with the consummation of the Offering and has placed 5.00% ($7,500,000) of the gross proceeds in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to letter agreements with the Company dated January 30, 2008, all of the officers, directors and special advisors of the Company (‘‘Initial Shareholders’’) have waived their right to receive distributions with respect to their ordinary shares (‘‘Founders’ Ordinary Shares’’) upon the Company’s liquidation. They will participate in any liquidation distribution with respect to any Ordinary Shares acquired in connection with or following the Company’s Offering.

Pursuant to the Sponsor Warrant Purchase Agreement dated as of January 18, 2008, the Company’s officers, directors and special advisors agreed to purchase from the Company, in the aggregate, 4,380,000 warrants for $4,380,000 (the ‘‘Sponsors’ Warrants’’). The purchase and issuance of the Sponsors’ Warrants occurred immediately prior to the consummation of the Offering but was sold on a private placement basis. Management believes the purchase price of these warrants approximates the fair value of such warrants at the time of issuance. Therefore, the Company did not record compensation expense for the excess of the fair value of the warrants on the day of purchase over the $1.00 purchase in accordance with SFAS 123(R). The proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the warrants included in the units sold in the offering, except that the Sponsors’ Warrants will not be transferable or salable by the purchasers of these warrants (subject to certain limited circumstances) until the date that is 30 days after the Company completes a Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by the purchasers or their permitted transferees. If the Company does not complete such a Business Combination then the $4,380,000 will be part of the liquidation distribution to the public Shareholders and warrants will expire worthless. The purchasers of the Sponsor’s Warrants have agreed that the Sponsor’s Warrants will not be sold or transferred by them until 30 days after the date on which the Company has completed a Business Combination.

Pursuant to a Registration Rights Agreement dated January 30, 2008, the Initial Shareholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Ordinary Shares or Sponsors’ Warrants (or underlying securities), as the case may be, the holders of the majority of the Founders’ Ordinary Shares are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Ordinary Shares is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Sponsors’ Warrants (or underlying securities) have certain ‘‘piggyback’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for shareholder approval. Pursuant to the Company’s amended and restated memorandum and articles of association, in the event that the shareholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their shareholder redemption rights described below, the Business Combination will not be consummated. All of the Company’s shareholders prior to the Offering, including all of the Initial Shareholders have agreed to vote all of their Founders’ Ordinary Shares in accordance with the vote of the majority in interest of all other shareholders of the Company (‘‘Public Shareholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

With respect to a Business Combination which is approved and consummated, any Public Shareholder who votes against the Business Combination may demand that the Company redeem his or her shares into cash from the Trust Account established pursuant to the Offering. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares held by Public Shareholders at the consummation of the Offering. Accordingly, Public Shareholders holding up to 30% of the aggregate number of shares owned by all Public Shareholders (minus one share) may seek conversion of their shares in the event of a Business Combination. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Shareholders.

The Initial Shareholders have waived their rights to participate in any liquidation distribution, but only with respect to those ordinary shares owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any ordinary shares acquired in connection with or following the Offering.

Loss Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, ‘‘Earnings Per Share’’. In accordance with SFAS No. 128, earnings per ordinary share amounts (‘‘Basic EPS’’) is computed by dividing earnings by the weighted average number of ordinary shares outstanding for the period. Earnings per ordinary share amounts, assuming dilution (‘‘Diluted EPS’’), gives effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they were deemed immaterial.

On September 25, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified the Grand Cayman Islands as its only ‘‘major’’ tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 25, 2007 the evaluation was performed for the 2007 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 25, 2007 (inception) through December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s financial instruments consist of cash. The carrying value of cash approximates fair value based on its short term nature.

Share Based Compensation

The Company accounts for share options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (Revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123(R)’’). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment share purchase plans, share options, restricted shares and share appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

The Company will only record compensation expense in connection with its share based payments upon the satisfaction of any contingencies associated therewith.

Deferred Offering Costs

Deferred offering costs consist of legal fees, accounting fees, and registration fees incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering (see Note 1).

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No.157, ‘‘Fair Value Measurements,’’ which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company does not expect that the adoption will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company does not expect that the adoption will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160 ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51’’ (‘‘SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the ‘‘simplified’’ method in developing an estimate

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the expected term of ‘‘plain vanilla’’ share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of ‘‘plain vanilla’’ share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 — INITIAL PUBLIC OFFERING

The Offering called for the Company to offer for public sale 15,000,000 Units at a price of $10.00 per Unit (plus up to an additional 2,250,000 units solely to cover over-allotments, if any). Each Unit consists of one ordinary share of the Company and one Redeemable Ordinary Share Purchase Warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $7.00 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date and expiring five years from the Effective Date. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company also granted the underwriters a 30-day option to purchase up to an additional 2,250,000 units to cover over-allotments, if any. This over-allotment option expired unexercised.

The Company entered into an agreement with the underwriters of the Offering (the ‘‘Underwriting Agreement’’) dated January 30, 2008. The Underwriting Agreement requires the Company to pay 2.00% ($3,000,000) of the gross proceeds of the Offering as an underwriting discount plus an additional 5.00% ($7,500,000) of the gross proceeds only upon consummation of a Business Combination. The underwriters have waived their right to receive payment of the 5.00% ($7,500,000) of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

The Registration Statement for the Offering was declared effective, January 30, 2008 and on February 5, 2008, the Company consummated the Offering.

NOTE 3 — DEFERRED OFFERING COSTS

Deferred offering costs incurred through the balance sheet date were charged to capital at the time of the closing of the Offering.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 4   —   NOTE PAYABLE, SHAREHOLDER

On October 3, 2007, the Company issued two unsecured promissory notes totaling $175,000 in the aggregate to the Initial Shareholders. The notes were non-interest bearing and are payable upon the earlier of October 1, 2008 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. As a result of the Offering these notes were repaid in February 2008.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company had granted the underwriters a 30-day option to purchase up to 2,250,000 additional units to cover the over-allotment.

NOTE 6 — PREFERRED SHARES

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company’s Amended and Restated Memorandum and Articles of Association prohibits it, prior to a Business Combination, from issuing preferred shares which participate in the proceeds of the Trust Account or which vote as a class with the Ordinary Shares on a Business Combination.

NOTE 7 — ORDINARY SHARES

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $.0001 per share.

On September 28, 2007, the Company issued 4,312,500 Founders’ Ordinary Shares to its Initial Shareholders, for $25,000, at a purchase price of approximately $0.006 per share. This includes an aggregate of 562,500 Founders’ Ordinary Shares held by our Initial Shareholders subject to redemption by the Company to the extent that the underwriters’ over-allotment option is not exercised in full so that our founders will collectively own 20% of our issued and outstanding shares after the Offering (assuming none of them purchased units in the Offering).

Each of the Initial Shareholders has agreed to (i) waive any right to receive a liquidation distribution with respect to the Founders’ Ordinary Shares in the event we fail to consummate a Business Combination and (ii) vote the Founders’ Ordinary Shares in accordance with the majority of the ordinary shares voted by our Public Shareholders in connection with the vote on any Business Combination.

NOTE 8 — LEGAL

There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS   —   (Continued)

NOTE 9 — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the period from September 25, 2007 (inception) through December 31, 2007.

	From September 25, 2007 (inception) to September 30, 2007	Quarter Ended December 31, 2007
Revenue	$—	$—
Loss from Operations	(4,500)	—
Interest Income	—	—
Income before Provision for Income Taxes	(4,500)	—
Provision for Income Taxes	—	—
Net Loss	(4,500)	—
Weighted Average Shares Outstanding Basic and Diluted(1)	4,312,500	4,312,500
Basic and Diluted Net Loss Per Share(1)	$0.00	$0.00

(1)	This includes an aggregate of 562,500 ordinary shares that were subject to forfeiture by the Initial Shareholders due to the fact that the underwriters’ over-allotment was not exercised so that the Initial Shareholders collectively own 20% of the issued and outstanding ordinary shares after the Offering.

NOTE 10 — SUBSEQUENT EVENT

On March 1, 2008 the underwriters’ 30-day option to purchase up to an additional 2,250,000 units to cover over-allotments expired. No additional units were purchased. Pursuant to an agreement with the Company, on March 1, 2008 an aggregate 562,500 ordinary shares were forfeited by the initial shareholders so that the initial shareholders collectively own 20% of the issued and outstandingly ordinary shares after the Offering.

The Company’s Memorandum and Articles of Association were amended on January 30, 2008 to provide that the Company will immediately go into voluntary liquidation if the Company has not completed a Business Combination within 24 months from the effective date of the registration statement relating to the Offering (‘‘Effective Date’’) or January 30, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the perusb / share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERTURE ACQUISITION CORP.
Dated: April 28, 2008	By:	/s/ John F. W. Hunt
John F. W. Hunt
Chief Executive Officer and Secretary
	By:	/s/ Marc J. Blazer
Marc J. Blazer
President and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John F. W. Hunt and Marc J. Blazer, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John F. W. Hunt	Chairman of the Board, Chief Executive Officer and Secretary	April 28, 2008

John F. W. Hunt

/s/ Marc J. Blazer	President, Treasurer and Director	April 28, 2008

Marc J. Blazer

/s/ Lawton W. Fitt	Director	April 28, 2008

Lawton W. Fitt

/s/ Andrew H. Lufkin	Director	April 28, 2008

Andrew H. Lufkin

/s/ Paul S. Pressler	Director	April 28, 2008

Paul S. Pressler

EXHIBIT INDEX

Exhibit No.
Ex. 4.1	Specimen Unit Certificate.
Ex. 4.2	Specimen Ordinary Share Certificate.
Ex. 4.3	Specimen Warrant Certificate.
Ex. 4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008.
Ex. 10.4	Letter Agreement among the Registrant and Marc Blazer 2007 GRAT dated January 30, 2008.
Ex. 10.5	Letter Agreement among the Registrant and Blazer Investments, LLC dated January 30, 2008.
Ex. 10.6	Letter Agreement among the Registrant and Marc J. Blazer dated January 30, 2008.
Ex. 10.7	Letter Agreement among the Registrant and John F. W. Hunt dated January 30, 2008.
Ex. 10.8	Letter Agreement among the Registrant and Lawton W. Fitt dated January 30, 2008.
Ex. 10.9	Letter Agreement among the Registrant and Andrew H. Lufkin dated January 30, 2008.
Ex. 10.10	Letter Agreement among the Registrant and Paul S. Pressler dated January 30, 2008.
Ex. 10.11	Letter Agreement among the Registrant and Domenico De Sole dated January 30, 2008.
Ex. 10.12	Letter Agreement among the Registrant and Mark Booth dated January 30, 2008.
Ex. 10.13	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008.
Ex. 10.14	Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the initial shareholders of the Registrant dated January 30, 2008.
Ex. 10.15	Registration Rights Agreement among the Registrant and the initial shareholders of the Registrant dated January 30, 2008.
Ex. 10.17	Right of First Review Letter Agreement among the Registrant, John F. W. Hunt and Marc J. Blazer dated January 30, 2008.
Ex. 14	Code of Ethics
Ex. 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex. 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex. 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Ex. 99.1	Audit Committee Charter.
Ex. 99.2	Nominating Committee Charter.