Form 10-Q
period 2008-03-31
Overture Acquisition Corp.
filed 2008-05-15
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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
c/o Maples Corporate Services Limited PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands
(Address of Principal Executive Offices)	(Zip Code)
(646) 736-1376
(Registrant’s Telephone Number, Including Area Code)

N/A

Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

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

Yes       No

As of May 5, 2008 there were 18,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	4
		Condensed Statements of Income (Unaudited) for the three months ended March 31, 2008, and for the period September 25, 2007 (inception) through March 31, 2008	5
		Condensed Statement of Changes in Shareholders’ Equity (Unaudited) for the period September 25, 2007 (inception) through March 31, 2008	6
		Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008, and for the period September 25, 2007 (inception) through March 31, 2008	7
		Notes to Unaudited Condensed Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3.	Quantitative and Qualitative Disclosures regarding Market Risk	17
	Item 4T.	Controls and Procedures	18
Part II.	Other Information
	Item 1.	Legal Proceedings	19
	Item 1A	Risk Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 5.	Other Information	20
	Item 6.	Exhibits	20
Signatures			21

Forward-Looking Statements

This report, and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipates,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predicts,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for shares;

•	our public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors’’(refer to Part II, Item 1A). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to ‘‘we,’’ ‘‘us’’ or ‘‘our company’’ refer to Overture Acquisition Corp. References to ‘‘public shareholders’’ refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

Part I. — FINANCIAL INFORMATION

Item 1.    Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$187,792	$76,954
Accrued interest in trust account, interest income to be available for working capital and taxes	257,673	—
Prepaid expenses and miscellaneous receivables	29,517	—
Total current assets	474,982	76,954
Other Assets
Cash held in trust account, restricted	150,530,000	—
Deferred offering costs	—	448,619
Total assets	$151,004,982	$525,573
Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses	68,251	4,500
Accrued offering costs	117,603	325,573
Notes payable to shareholders	—	175,000
Total current liabilities	185,854	505,073
Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	—
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.0001 par value, authorized 1,000,000 shares; none issued
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares, respectively	1,425	431
Additional paid-in capital	105,235,393	24,569
Earnings (deficit) accumulated during development stage	423,320	(4,500)
Total shareholders’ equity	105,660,138	20,500
Total liabilities and shareholders’ equity	$151,004,982	$525,573

See notes to unaudited condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Income
(Unaudited)

	For the three months ended March 31, 2008	For the period September 25, 2007 (inception) through March 31, 2008
Revenue	$—	$—
General and administrative expenses	93,096	97,596
Loss from operations	(93,096)	(97,596)
Interest income	520,916	520,916
Net income	$427,820	$423,320
Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption – basic and diluted	11,159,341
Basic and diluted net income per share	$.04

See notes to unaudited condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Changes in Shareholders’ Equity
(Unaudited)

For the Period September 25, 2007 (inception) through March 31, 2008

	Ordinary Shares		Additional paid-in capital	Earnings accumulated during development stage	Total shareholders’ equity
	Shares	Amount
Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders	4,312,500	431	24,569	—	25,000
Net income (loss) for the period September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses (includes 4,499,999 ordinary shares subject to possible redemption)	15,000,000	1,500	145,989,308	—	145,990,808
Proceeds subject to possible redemption of 4,499,999 ordinary shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsors’ warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the three months ended March 31, 2008	—	—	—	427,820	427,820
Balance March 31, 2008 (Unaudited)	18,750,000	$1,425	$105,235,393	$423,320	$105,660,138

See notes to unaudited condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2008	For the period from September 25, 2007 (inception) through March 31, 2008
Cash Flows from Operating Activities
Net income	$427,820	$423,320
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses and offering costs	63,751	68,251
Prepaid expenses and miscellaneous receivables	(29,517)	(29,517)
Accrued interest in trust account, interest income to be available for working capital and taxes	(257,673)	(257,673)
Net cash provided by operating activities	204,381	204,381
Cash Flows from Investing Activities
Cash held in trust account, restricted	(150,530,000)	(150,530,000)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	25,000
Gross proceeds from initial public offering shares	150,000,000	150,000,000
Proceeds from notes payable, shareholders	—	175,000
Repayment of notes payable, shareholders	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	4,380,000	4,380,000
Payment of underwriter’s discounts and offering costs	(3,768,543)	(3,891,589)
Net cash provided by financing activities	150,436,457	150,513,411
Net increase in cash	110,838	187,792
Cash at beginning of the period	76,954	—
Cash at end of the period	$187,792	$187,792
Supplemental disclosure of non-cash investing and financing transactions
Accrual of offering costs	$(207,970)	$117,603

See notes to unaudited condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements

NOTE 1 —	Interim Financial Information

These unaudited condensed financial statements as of March 31, 2008 and for the periods from January 1, 2008 through March 31, 2008 and from September 25, 2007 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (‘‘GAAP’’) for complete financial statements. In addition, the December 31, 2007 balance sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP in these condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2007 included in Overture Acquisition Corp.’s Form 10-K filed on April 28, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

NOTE 2 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Overture Acquisition Corp. (the ‘‘Company’’) was incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’).

The Company has selected December 31 as its fiscal year end.

All activity from September 25, 2007 (inception) through February 5, 2008 relates to the Company’s formation and the initial public offering (‘‘the Offering’’) described below. Since February 6, 2008, the Company has been searching for an acquisition candidate.

The registration statement for the Offering was declared effective on January 30, 2008. The Company consummated the Offering on February 5, 2008 and received net proceeds of $145,990,808 (including accrued offering costs of $195,008) and $4,380,000 from the sale of 4,380,000 warrants (the ‘‘Sponsors’ Warrants’’) on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $150,530,000 (or approximately $10.04 per Unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 4) is being held in a trust account (‘‘Trust Account’’) and is and will continue to be invested in United States ‘‘government securities’’ within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after the Offering) and any prospective target businesses enter into

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 2 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted, for products sold to the Company or lenders for borrowed money. The agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses, except with respect to interest income that may be released to the Company of (i) up to $1,800,000 of the interest and dividends earned on the amounts held in the Trust Account that will be released to the Company in monthly installments to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Pursuant to a Registration Rights Agreement dated January 30, 2008, the Company’s shareholders prior to the Offering (the ‘‘Initial Shareholders’’) and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the ordinary shares held by the Initial Shareholders prior to the Offering (the ‘‘Founders’ Ordinary Shares’’) or Sponsors’ Warrants (or underlying securities), as the case may be, the holders of the majority of the Founders’ Ordinary Shares are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Ordinary Shares are to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Sponsors’ Warrants (or underlying securities) have certain ‘‘piggyback’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for shareholder approval. Pursuant to the Company’s amended and restated memorandum and articles of association, in the event that the shareholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their shareholder redemption rights described below, the Business Combination will not be consummated. All of the Company’s Initial Shareholders have agreed to vote all of their Founders’ Ordinary Shares in accordance with the vote of the majority in interest of all of the other shareholders of the Company (the ‘‘Public Shareholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

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

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 2 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shareholders holding up to 30% of the aggregate number of shares owned by all Public Shareholders (minus one ordinary share) may seek redemption of their ordinary shares in the event of a Business Combination. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the ordinary shares held by Initial Shareholders.

The Initial Shareholders have waived their rights to participate in any liquidation distribution, but only with respect to those ordinary shares owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any ordinary shares acquired in connection with or following the Offering.

Cash held in Trust Account — restricted:

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the Business Combination as a non-current asset.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, ‘‘Earnings Per Share’’. In accordance with SFAS No. 128, earnings per common share amounts (‘‘Basic EPS’’) is computed by dividing earnings by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption of 4,499,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per ordinary share amounts, assuming dilution (‘‘Diluted EPS’’), gives effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of income. In accordance with SFAS No. 128, the effect of 19,380,000 outstanding warrants issued in connection with the Offering and the Sponsors’ Warrants described in Note 4 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants is contingent upon the occurrence of future events, and therefore is not includable in the calculation of diluted earnings per share.

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

Recently Issued Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 2 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of the provision of SFAS 159 will not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position No. FAS 140-3, ‘‘Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,’’ which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,’’ (SFAS ‘‘161’’) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 2 —	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 —	INCOME TAXES

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

On September 25, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified the Cayman Islands as its only ‘‘major’’ tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 25, 2007 the evaluation was performed for the 2007 tax year and for the current fiscal year which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company is incorporated in the Cayman Islands. Under current Cayman Islands law, there is no Cayman Islands income tax, withholding tax, capital gains tax or capital transfer tax payable by the Company as income. Therefore, no provision or liability for U.S. or state taxes has been included in the financial statements at this point in time. The proceeds from the Offering are currently held in a trust with situs in the United States. Income earned and not distributed by the trust may be subject to U.S. tax at a future date.

The Cayman Islands currently impose stamp duties on certain categories of documents. The Company does not anticipate that its operations will involve the payment of any material amount of stamp duties. The Cayman Islands currently imposes an annual corporate fee upon all exempted companies.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 25, 2007 (inception) through March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 3 —	INCOME TAXES (CONTINUED)

twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of income and cash flows.

NOTE 4 — INITIAL PUBLIC OFFERING

The Offering called for the Company to offer for public sale 15,000,000 units (the ‘‘Units’’) at a price of $10.00 per Unit. Each Unit consists of one ordinary share of the Company and one Redeemable Ordinary Share Purchase Warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $7.00 commencing the later of the completion of a Business Combination or fifteen months from the effective date of the Company’s registration statement relating to the Offering (the ‘‘Effective Date’’) and expiring five years from the Effective Date. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company also granted the underwriters a 30-day option to purchase up to an additional 2,250,000 units to cover over-allotments, if any. This over-allotment option expired unexercised.

Pursuant to the Sponsor Warrant Purchase Agreement dated as of January 18, 2008, the Company’s officers, directors and special advisors purchased from the Company, in the aggregate, 4,380,000 Sponsors’ Warrants for $4,380,000.

The registration statement for the Offering was declared effective on January 30, 2008 and on February 5, 2008, the Company consummated the Offering.

NOTE 5 — DEFERRED OFFERING COSTS

Deferred offering costs were charged to capital at the time of the closing of the Offering.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with the underwriters of the Offering (the ‘‘Underwriting Agreement’’) dated January 30, 2008. The Underwriting Agreement required the Company to pay 2% ($3,000,000) of the gross proceeds of the Offering as an underwriting discount plus an additional 5% ($7,500,000) of the gross proceeds only upon consummation of a Business Combination. The underwriters have waived their right to receive payment of the 5% ($7,500,000) of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

The Company’s memorandum and articles of association were amended on January 30, 2008 to provide that the Company will immediately go into voluntary liquidation if the Company has not

OVERTURE ACQUISITION CORP.
(a development stage company)

Notes To Unaudited Condensed Financial Statements   —   (Continued)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

completed a Business Combination within 24 months from the Effective Date, or January 30, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

NOTE 7 — NOTE PAYABLE, SHAREHOLDER

On October 3, 2007, the Company issued two unsecured promissory notes totaling $175,000 in the aggregate to two of the Initial Shareholders. The notes were non-interest bearing and are payable upon the earlier of October 1, 2008 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. As a result of the Offering these notes were repaid in February 2008.

NOTE 8 — PREFERRED SHARES

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of the Company.

The Company’s amended and restated memorandum and articles of association prohibit it, prior to a Business Combination, from issuing preferred shares which participate in the proceeds of the Trust Account or which vote as a class with the ordinary shares on a Business Combination.

NOTE 9 — ORDINARY SHARES

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $.0001 per share.

On September 28, 2007, the Company issued 4,312,500 Founders’ Ordinary Shares to its Initial Shareholders, for $25,000, at a purchase price of approximately $0.006 per share. This included an aggregate of 562,500 Founders’ Ordinary Shares held by our Initial Shareholders subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Initial Shareholders collectively own 20% of the issued and outstanding shares after the Offering (assuming none of them purchased units in the Offering). All 562,500 were subsequently forfeited since the over-allotment option was not exercised.

Each of the Initial Shareholders has agreed to (i) waive any right to receive a liquidation distribution with respect to the Founders’ Ordinary Shares in the event the Company fails to consummate a Business Combination and (ii) vote the Founders’ Ordinary Shares in accordance with the majority of the ordinary shares voted by the Public Shareholders in connection with the vote on any Business Combination.

NOTE 10 — LEGAL

There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ regarding our financial position, business strategy and the plans and objectives of management for future operations, are ‘‘forward looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the ‘‘SEC’’). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed under the laws of the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our share capital, debt or a combination of cash, share capital and debt in effecting an initial business combination.

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,380,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated January 18, 2008 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,380,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $150,000,000. After the payment of offering expenses, the net proceeds to us amounted to $145,990,808. Each unit consists of one ordinary share and one warrant. Each warrant entitles the holder to purchase one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the date of our final prospectus relating to the initial public offering (or April 30, 2009) and expiring five years from the date of our final prospectus (or January 30, 2013). The Company may redeem the warrants, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given.

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2008 and for the period from September 25, 2007 (inception) through March 31, 2008, we had net income of $427,820 and $ 423,320, respectively. Our income was all derived from interest on the net proceeds of our initial public offering.

We incurred $93,096 and $97,596 in general and administrative expenses during the three months ended March 31, 2008 and for the period from September 25, 2007 (inception) through March 31, 2008, respectively.

Approximately $66,000 of those expenses consisted of legal and accounting, $12,500 for director and officer insurance, $3,500 for administrative services, $7,000 for travel related costs, and the balance of approximately $4,100 for other miscellaneous expenses for the three month period. An additional $4,500 for formation costs was spent prior to the three month period ending March 31, 2008.

All activity from September 25, 2007 (inception) through February 5, 2008 relates to our formation and our initial public offering. Since February 6, 2008, we have been searching for a target company to acquire. We believe that we have sufficient funds available to complete our efforts to affect an initial business combination with an operating business by January 30, 2010.

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $150,717,792 of which $150,530,000 was held in a trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the loans made by two shareholders. As of March 31, 2008, we had repaid these loans. Since our initial public offering, our only source of income has been from the interest earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were and will continue to be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. As of March 31, 2008 the effective annualized interest rate payable on our investment was approximately 1.59%.

We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our share capital in whole or in part as consideration to effect an initial business combination, the proceeds held in the trust account (less amounts paid to any public shareholders who exercise their shareholder redemption rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We expect our primary liquidity requirements to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; $550,000 for legal and accounting fees relating to our SEC reporting obligations; $150,000 for insurance; and approximately

$150,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem for cash a significant number of shares of public shareholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2008, we had withdrawn approximately $263,000 of the interest earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay income tax and other tax obligations) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax obligations shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $1,537,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of approximately $187,000 as of March 31, 2008. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and activities involving searching for an acquisition target and we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account at JPMorgan Chase Bank, with the American Stock Transfer & Trust Company as trustee. As of March 31, 2008, the balance of the trust account was $150,787,673 (including $257,673 of accrued interest). The proceeds of our initial public offering held in trust have only been and will only be invested in U.S. ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2008 the effective annualized interest rate payable on our investment was approximately 1.59%. Assuming no other changes to our holdings as of March 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2008 would result in a decrease of approximately $375,000 in the interest and dividends earned on our investment for the following 90-day period. Because we are required to invest in ‘‘government securities’’ or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-marked instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4T.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

ITEM 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit, generating total gross proceeds of 150,000,000. Each unit consists of one ordinary share and one redeemable ordinary share purchase warrant. Each warrant will entitle the holder to purchase one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the date of our final prospectus and expiring five years from the date of our final prospectus. J.P. Morgan Securities Inc., acted as sole bookrunning manager and representative of Lazard Capital Markets LLC, I-Bankers Securities, Inc. and Maxim Group LLC (together, the ‘‘Underwriters’’). The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-146946). The Securities and Exchange Commission declared the registration statement effective on January 30, 2008.

In connection with our initial public offering, we paid a total of $3,000,000 in underwriting discounts and commissions and 1,005,649 (of which $800,000 was paid out of the proceeds of our initial public offering and $205,649 was subsequently paid from working capital). The underwriters have agreed to defer an additional $7,500,000 of the underwriting discount (equal to 5.0% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $150,530,000 in the trust account.

We also consummated the simultaneous private sale of 4,380,000 warrants at a price of $1.00 per warrant (for an aggregate purchase price of $4,380,000). The warrants were purchased by John F. W. Hunt, Marc J. Blazer, Lawton W. Fitt, Paul S. Pressler, Andrew H. Lufkin, Mark Booth and Domenico De Sole. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1 — Section 302 Certification by Principal Executive Officer

31.2 — Section 302 Certification by Principal Financial Officer

32.1 — Section 906 Certification by Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OVERTURE ACQUISITION CORP.
Dated: May 15, 2008	By:	/s/ John F. W. Hunt
John F. W. Hunt
Chief Executive Officer (Principal Executive Officer) and Secretary
	By:	/s/ Marc J. Blazer
Marc J. Blazer
President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.