Form 10-Q
period 2008-06-30
Overture Acquisition Corp.
filed 2008-08-14
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of August 13, 2008 there were 18,750,000 shares of common stock, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	3

		Condensed Statements of Income (Unaudited) for the three and six months ended
		June 30, 2008, and for the period from September 25, 2007 (inception) through June 30,
		2008	4

		Condensed Statement of Shareholders’ Equity (Unaudited) for the period from
		September 25, 2007 (inception) through June 30, 2008	5

		Condensed Statements of Cash Flows (Unaudited) for the six months ended
		June 30, 2008, and for the period from September 25, 2007 (inception) through
		June 30, 2008	6

		Notes to Unaudited Condensed Financial Statements	7-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16

	Item 3.	Quantitative and Qualitative Disclosures regarding Market Risk	16

	Item 4T.	Controls and Procedures	16-17

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17-18

	Item 3.	Defaults Upon Senior Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	18

	Item 6.	Exhibits	18

Signatures			19

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item IA of the Company’s December 31, 2007 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Overture Acquisition Corp. References to “public shareholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I.  - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$455,402	$76,954
Trust account, interest income available for working capital and taxes (totaling $448,907 and $0 at June 30, 2008 and December 31, 2007, respectively):
Cash held in trust account	422,627	--
Accrued interest receivable	26,280	--
Prepaid expenses and miscellaneous receivables	126,615	--
Total current assets	1,030,924	76,954
Other assets:
Cash held in trust account, restricted	150,530,000	--
Deferred offering costs	--	448,619
Total assets	$151,560,924	$525,573
Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses	$213,708	$4,500
Accrued offering costs	89,278	325,573
Notes payable to shareholders	--	175,000
Total current liabilities	302,986	505,073
Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	--

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, authorized
1,000,000 shares; none issued
Ordinary shares, $0.0001 par value; authorized

100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at June 30, 2008	1,425	431
Additional paid-in capital	105,228,111	24,569
Earnings (deficit) accumulated during development stage	869,412	(4,500)
Total shareholders’ equity	106,098,948	20,500
Total liabilities and shareholders’ equity	$151,560,924	$525,573

See notes to condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Income
(Unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from September 25, 2007 (inception) through June 30, 2008
Revenue	$--	$--	$--
Formation and operating costs	147,113	240,209	244,709
Loss from operations	(147,113)	(240,209)	(244,709)
Interest income	593,205	1,114,121	1,114,121
Net income	$446,092	$873,912	$869,412
Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption- basic and diluted	14,250,001	12,704,671
Basic and diluted net income per share	$.03	$.07

See notes to condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statement of Changes in Shareholders’ Equity
(Unaudited)
For the Period from September 25, 2007 (inception) through June 30, 2008

	Ordinary Shares		Additional paid-in capital	Earnings accumulated during development stage	Total shareholders’ equity
	Shares	Amount
Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders	4,312,500	431	24,569	—	25,000
Net (loss) for the period from September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,982,026	—	145,983,526
Proceeds subject to possible redemption of 4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the six months ended June 30, 2008	—	—	—	873,912	873,912
Balance June 30, 2008 (Unaudited)	18,750,000	$1,425	$105,228,111	$869,412	$106,098,948

 See notes to condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2008	For the period from September 25, 2007 (inception) through June 30, 2008
Cash Flows from Operating Activities
Net income	$873,912	$869,412
Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest receivable	(26,280)	(26,280)
Prepaid expenses and miscellaneous receivables	(126,615)	(126,615)
Accrued expenses	209,208	213,708

Net cash provided by operating activities	930,225	930,225
Cash Flows from Investing Activities
Cash held in trust account, restricted	(150,530,000)	(150,530,000)
Trust Account-interest income available for working capital and taxes	(422,627)	(422,627)

Net cash used in investing activities	(150,952,627)	(150,952,627)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	-	25,000
Gross proceeds from initial public offering shares	150,000,000	150,000,000
Proceeds from notes payable, shareholders	-	175,000
Repayment of notes payable, shareholders	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	4,380,000	4,380,000
Payment of underwriter’s discounts and offering costs	(3,804,150)	(3,927,196)

Net cash provided by financing activities	150,400,850	150,477,804
Net increase in cash	378,448	455,402
Cash at beginning of the period	76,954	-
Cash at end of the period	$455,402	$455,402

Supplemental disclosure of non-cash transactions
Accrual of deferred offering costs	$(236,295)	$89,278

See notes to condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION

These unaudited condensed financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008, and for the period from September 25, 2007 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Overture Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’).

The Company has selected December 31 as its fiscal year end.

All activity from September 25, 2007 (inception) through February 5, 2008 relates to the Company’s formation and the initial public offering (“the Offering”) described below. Since February 5, 2008, the Company has been searching for an acquisition candidate.

The registration statement for the Offering was declared effective on January 30, 2008 (the “Effective Date”). The Company consummated the Offering on February 5, 2008 and received net proceeds of $145,983,526 (including accrued offering costs of $195,008 of which $105,730 has been subsequently paid) and $4,380,000 from the sale of the Sponsor Warrants on a private placement basis (described further below). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $150,530,000 (or approximately $10.04 per Unit) of the net proceeds of the Offering and the sale of the Sponsor Warrants (described further below) is being held in a trust account (‘‘Trust Account’’) and will be invested in United States ‘‘government securities’’ within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after the Offering) and any prospective target  businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. John F. W. Hunt and Marc J. Blazer have agreed that they will be  personally liable, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted, for products sold to the Company or lenders for borrowed money. The agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $1,800,000 of the interest earned on the amounts held in the Trust Account that will be released to the Company in monthly installments to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to the Sponsor Warrant Purchase Agreement dated as of January 18, 2008, the Company’s officers, directors and special advisors agreed to purchase from the Company, in the aggregate, 4,380,000 warrants for $4,380,000 (the ‘‘Sponsors’ Warrants’’). The purchase and issuance of the Sponsors’ Warrants occurred immediately prior to the consummation of the Offering but was sold on a private placement basis. The proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the warrants included in the units sold in the offering, except that the Sponsors’ Warrants will not be transferable or salable by the purchasers of these warrants (subject to certain limited circumstances) until the date that is 30 days after the Company completes a Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by the purchasers or their permitted transferees. If the Company does not complete such a Business Combination then the $4,380,000 will be part of the liquidation distribution to the public Shareholders and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until 30 days after the date on which the Company has completed a Business Combination, provided, however that transfers may be made to permitted transferees who agree in writing to be bound by such transfer restrictions.

Pursuant to a Registration Rights Agreement dated January 30, 2008, the Company’s shareholders prior to the Offering (the “Initial Shareholders”) and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the ordinary shares held by the Initial Shareholders prior to the Offering (the “Founders’ Ordinary Shares”) or Sponsors’ Warrants (or underlying securities), as the case may be, the holders of the majority of the Founders’ Ordinary Shares are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’Ordinary Shares are to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Sponsors’ Warrants (or underlying securities) have certain ‘‘piggyback’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

With respect to a Business Combination which is approved and consummated, any Public Shareholder who votes against the Business Combination may demand that the Company redeem his or her shares into cash from the Trust Account established pursuant to the Offering. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares held by Public Shareholders at the consummation of the Offering. Public Shareholders holding up to 30% of the aggregate number of shares owned by all Public Shareholders (minus one share) may seek conversion of their shares in connection with a stockholder vote with respect to a Business Combination and the Business Combination may still be consummated. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Shareholders.

The Initial Shareholders have waived their rights to participate in any liquidation distribution, but only with respect to those ordinary shares owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any ordinary shares acquired in connection with or following the Offering.

Cash held in Trust Account- restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

 OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the trust account relating to the ordinary shares subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of the “Ordinary shares subject to possible redemption” and is deducted from the “Additional paid-in capital”. As of June 30, 2008, there was no accretion of income earned on the trust account.

Earnings Per Share

The Company follows the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 4,499,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Use of Estimates

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

Recently Issued and Adopted Accounting Pronouncements

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

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued and Adopted Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,’’ (SFAS ‘‘161’’) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued and Adopted Accounting Pronouncements (continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 -	INITIAL PUBLIC OFFERING

The Offering called for the Company to offer for public sale 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share of the Company and one Redeemable Ordinary Share Purchase Warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $7.00 commencing the later of the completion of a Business Combination or fifteen months from the Effective Date and expiring five years from the Effective Date. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company also granted the underwriters a 30-day option to purchase up to an additional 2,250,000 units to cover over-allotments, if any. This over-allotment option expired unexercised.

The Registration Statement for the Offering was declared effective, January 30, 2008 and on February 5, 2008, the Company consummated the Offering.

NOTE 4 -	DEFERRED OFFERING COSTS

Deferred offering costs incurred through December 31, 2007 were charged to capital at the time of the closing of the Offering.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

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

The Company’s Memorandum and Articles of Association were amended on January 30, 2008 to provide that the Company will immediately go into voluntary liquidation if the Company has not completed a Business Combination within 24 months from the effective date of the registration statement relating to the Offering (‘‘Effective Date’’) or January 30, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

NOTE 6 -	NOTE PAYABLE, SHAREHOLDER

On October 3, 2007, the Company issued two unsecured promissory notes totaling $175,000 in the aggregate to two of the Initial Shareholders. The notes were non-interest bearing and were payable upon the earlier of October 1, 2008 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. As a result of the Offering these notes were repaid in February 2008.

NOTE 7 -	LEGAL

There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’). We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital shares, debt or a combination of cash, capital shares and debt in effecting a business combination.

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

Results of Operations and Known Trends or Future Events

 For the three and six months ended June 30, 2008 and for the period from September 25, 2007 (inception) through June 30, 2008, we had net income of $446,092, $873,912 and $869,412, respectively. Our income was all derived from interest on the net proceeds of our initial public offering.

We incurred $147,113, $240,209 and $244,709 in formation and operating costs during the three and six months ended June 30, 2008 and for the period from September 25, 2007 (inception) through June 30, 2008, respectively. During the six month period ending June 30, 2008, approximately $154,000 of those expenses consisted of legal and accounting, $32,000 for director and officer insurance, $12,000 for administrative services, $31,000 for travel related costs, and the balance of approximately $11,000 for other miscellaneous expenses was incurred. During the three month period ending June 30, 2008, approximately $89,000 was spent on legal and accounting, $19,000 for director and officer insurance, $5,000 for administrative service, $24,000 for travel related costs, and $10,000 for other miscellaneous expenses. For the period from September 25, 2007 (inception) through June 30, 2008, approximately $159,000 of those expenses consisted of legal and accounting, $32,000 for director and officer insurance, $12,000 for administrative services, $31,000 for travel related costs and the balance of approximately $11,000 for other miscellaneous expenses.

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

Liquidity and Capital Resources

   As of June 30, 2008, we had cash of $151,408,029 of which $150,952,627 (excluding $26,280 of accrued interest) was held in a trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock and the subsequent loan made by a stockholder. As of June 30, 2008, we had repaid this loan. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2008 the funds placed in trust were earning an annualized interest rate of approximately 1.48%.

   We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

   We expect our primary liquidity requirements to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; $550,000 for legal and accounting fees relating to our SEC reporting obligations; $150,000 for insurance; and approximately $100,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of June 30, 2008, we had withdrawn approximately $665,000 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $1,135,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of approximately $455,000 as of June 30, 2008. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

ITEM 3.  Quantitative and Qualitative Disclosures regarding Market Risk.

As of June 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to a proposed business combination and we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 million of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account, with the American Stock Transfer & Trust Company as trustee. As of June 30, 2008, the balance of the trust account was $150,978,907 (including $26,280 of accrued dividends). The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.48%. Assuming no other changes to our holdings as of June 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2008 would result in a decrease of approximately $375,000 in the interest earned on our investment for the following 90-day period. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II.  - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

(a) Exhibits:

31.1 - Section 302 Certification by Chief Executive Officer and President

31.2 - Section 302 Certification by Chief Financial Officer and Treasurer

32.1 - Section 906 Certification by Chief Executive Officer and President

32.2 - Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OVERTURE ACQUISITION CORP.

	By:	/s/ John F. W. Hunt
Dated: August 14, 2008		John F. W. Hunt Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Marc J. Blazer
Marc J. Blazer President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex1