Form 10-Q
period 2008-09-30
Overture Acquisition Corp.
filed 2008-11-14
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒     No     ☐

As of November 13, 2008 there were 18,750,000 ordinary shares, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	3

		Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008, and for the period from September 25, 2007 (inception) through September 30, 2007, and for the period from September 25, 2007 (inception) through September 30, 2008	4

		Condensed Statement of Changes in Shareholders’ Equity (Unaudited) for the period from September 25, 2007 (inception) through September 30, 2008	5

		Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, and for the period from September 25, 2007 (inception) through September 30, 2007, and for the period from September 25, 2007 (inception) through September 30, 2008	6

		Notes to Unaudited Condensed Financial Statements	7-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4T.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

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

References in this report to “we,” “us” or “our company” refers to Overture Acquisition Corp. References to “public shareholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash	$736,305	$76,954
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including accrued interest receivable of $523 and $0 at September 30, 2008 and December 31, 2007, respectively)	523,453	—
Prepaid expenses and miscellaneous receivables	105,091	—
Total current assets	1,364,849	76,954

Trust account, restricted
Cash held in trust account, restricted	150,530,000	—

Other assets
Deferred offering costs	—	448,619
Total assets	$151,894,849	$525,573

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$157,124	$4,500
Accrued offering costs	67,680	325,573
Notes payable to shareholders	—	175,000
Total current liabilities	224,804	505,073

Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	—

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at September 30, 2008 and December 31, 2007, respectively	1,425	431
Additional paid-in capital	105,233,111	24,569
Income (deficit) accumulated during development stage	1,276,519	(4,500)
Total shareholders’ equity	106,511,055	20,500
Total liabilities and shareholders’ equity	$151,894,849	$525,573

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the period from September 25, 2007 (inception) through September 30, 2007	For the period from September 25, 2007 (inception) through September 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating costs	112,313	352,523	4,500	357,023
Loss from operations	(112,313)	(352,523)	(4,500)	(357,023)
Interest and dividend income	519,420	1,633,542	—	1,633,542
Net income (loss)	$407,107	$1,281,019	$(4,500)	$1,276,519

Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption-basic and diluted	14,250,001	13,223,541	4,312,500

Basic and diluted net income (loss) per share	$.03	$.10	$(.00)

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statement of Changes in Shareholders’ Equity
(Unaudited)
For the Period from September 25, 2007 (inception) through September 30, 2008

	Ordinary Shares		Additional paid-in	(Deficit) income accumulated during	Total shareholders’
	Shares	Amount	capital	development stage	equity
Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders	4,312,500	431	24,569	—	25,000
Net loss for the period from September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,987,026	—	145,988,526
Proceeds subject to possible redemption of 4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the nine months ended September 30, 2008	—	—	—	1,281,019	1,281,019
Balance September 30, 2008 (Unaudited)	18,750,000	$1,425	$105,233,111	$1,276,519	$106,511,055

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2008	For the period from September 25, 2007 (inception) through September 30, 2007	For the period from September 25, 2007 (inception) through September 30, 2008
Cash Flows from Operating Activities
Net income	$1,281,019	$(4,500)	$1,276,519
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and miscellaneous receivables	(105,091)	—	(105,091)
Accounts payable and accrued expenses	152,624	4,500	157,124

Net cash provided by operating activities	1,328,552	—	1,328,552
Cash Flows from Investing Activities
Cash held in trust account, restricted	(150,530,000)	—	(150,530,000)
Cash held in trust account, interest and dividend income available for working capital and taxes	(523,453)	—	(523,453)

Net cash used in investing activities	(151,053,453)	—	(151,053,453)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	—	25,000
Gross proceeds from initial public offering shares	150,000,000	—	150,000,000
Proceeds from notes payable, shareholders	—	—	175,000
Repayment of notes payable, shareholders	(175,000)	—	(175,000)
Proceeds from issuance of sponsors’ warrants	4,380,000	—	4,380,000
Payment of underwriter’s discounts and offering costs	(3,820,748)	—	(3,943,794)

Net cash provided by financing activities	150,384,252	—	150,461,206
Net increase in cash	659,351	—	736,305
Cash at beginning of the period	76,954	—	—
Cash at end of the period	$736,305	$—	$736,305

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction:
Accrual of deferred offering costs	$325,573	$—	$67,680

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008, and for the period from September 25, 2007 (inception) through September 30, 2007, and for the period from September 25, 2007 (inception) through September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2007 included in Overture Acquisition Corp.’s (the “Company”) Form 10-K filed on April 28, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

The Company was incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’). The Company has selected December 31 as its fiscal year end.

All activity from September 25, 2007 (inception) through February 5, 2008 relates to the Company’s formation and the initial public offering (“the Offering”). Since February 5, 2008, the Company has been searching for a target business to acquire.

Management’s Plan and Intentions

Other than interest and dividend income of up to $1.8 million for the trust account, as of September 30, 2008, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its cash not held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering.

Earnings Per Share

The Company follows the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per ordinary share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption of 4,499,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Earnings per ordinary share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding warrants in the calculation of diluted earnings per share since the exercise of the warrants is contingent upon the occurrence of future events.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in U.S. Treasury only money market funds at JP Morgan Private Bank. As of September 30, 2008 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At September 30, 2008, the uninsured balances amounted to approximately $151.2 million.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Positions (FSP) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

NOTE 2 -	COMMITMENTS AND CONTINGENCIES

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

Overview

We were incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our capital shares, debt or a combination of cash, capital shares and debt in effecting a business combination.

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,380,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated January 18, 2008 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,380,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $150,000,000. After the payment of offering expenses, the net proceeds to us amounted to $145,988,526. Each unit consists of one ordinary share and one warrant. Each warrant entitles the holder to purchase one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the date of our final prospectus relating to the initial public offering (or April 30, 2009) and expiring five years from the date of our final prospectus (or January 30, 2013). The Company may redeem the warrants, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given.

Results of Operations and Known Trends or Future Events

For the three and nine months ended September 30, 2008 and for the period from September 25, 2007 (inception) through September 30, 2007, and for the period from September 25, 2007 (inception) through September 30, 2008, we had net income (loss) of $407,107, $1,281,019, $(4,500), and $1,276,519, respectively. Our income (loss) was all derived from interest and dividend on the net proceeds of our initial public offering offset by formation and operating costs.

We incurred $112,313, $352,523, $4,500, and $357,023 in formation and operating costs during the three and nine months ended September 30, 2008 and for the period from September 25, 2007 (inception) through September 30, 2007, and for the period from September 25, 2007 (inception) through September 30, 2008, respectively. During the nine month period ending September 30, 2008, approximately $171,000 of those expenses consisted of legal and accounting, $51,000 for insurance, $35,000 for administrative services, $85,000 for travel related costs, and the balance of approximately $11,000 for other miscellaneous expenses was incurred. During the three month period ending September 30, 2008, approximately $22,000 was spent on legal and accounting, $19,000 for insurance, $16,000 for administrative service, $54,000 for travel related costs, and $1,000 for other miscellaneous expenses. For the period September 25, 2007 (inception) through September 30, 2007, $4,500 of these expenses consisted of formation and incorporation fees. For the period from September 25, 2007 (inception) through September 30, 2008, approximately $171,000 of those expenses consisted of legal and accounting, $51,000 for director and officer insurance, $35,000 for administrative services, $85,000 for travel related costs and the balance of approximately $15,000 for other miscellaneous expenses.

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

Liquidity and Capital Resources

   As of September 30, 2008, we had cash of $151,789,758 of which $150,530,000 is restricted cash held in the trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loan made by our shareholders. As of September 30, 2008, we had repaid this loan. Since our initial public offering, our only source of income has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. Through September 30, 2008 the funds placed in trust earned an annualized interest rate of approximately 1.07%.

   We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public shareholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

   We expect our primary liquidity requirements to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; $550,000 for legal and accounting fees relating to our SEC reporting obligations; $150,000 for insurance; and approximately $100,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest earned is not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public shareholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of September 30, 2008, we had withdrawn approximately $1,110,000 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $690,000 is still available to be remitted, for working capital purposes, to our operating account which had a balance of approximately $736,000 as of September 30, 2008. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

However, these funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a business combination prior to January 30, 2010. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely business combination, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering as previously described.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to a proposed business combination and we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 million of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account, with the American Stock Transfer & Trust Company as trustee. As of September 30, 2008, the balance of the trust account was $151,053,453. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 30, 2008, the effective interest payable on our investments was approximately .21%. Any decrease to the effective interest rate would result in an immaterial decrease in our interest earnings. Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II. – OTHER INFORMATION

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

In connection with our initial public offering, we paid a total of $3,000,000 in underwriting discounts and commissions and incurred $1,011,474 (of which $800,000 was paid out of the proceeds of our initial public offering, $143,794 was subsequently paid from working capital, and $67,680 is accrued ) for costs and expenses related to the offering. The underwriters have agreed to defer an additional $7,500,000 of the underwriting discount (equal to 5.0% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation.

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

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a) Exhibits:

31.1 – Section 302 Certification by Chief Executive Officer and President

31.2 – Section 302 Certification by Chief Financial Officer and Treasurer

32.1 – Section 906 Certification by Chief Executive Officer and President

32.2 – Section 906 Certification by Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OVERTURE ACQUISITION CORP.

Dated: November 13, 2008	By:	/s/ John F. W. Hunt
John F. W. Hunt Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Marc J. Blazer
Marc J. Blazer President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.