Form 10-K
period 2008-12-31
Overture Acquisition Corp.
filed 2009-03-20
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33924

OVERTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	98-0576724 (I.R.S. Employer Identification No.)

c/o Maples Corporate Services Limited
PO Box 309
Ugland House
Grand Cayman KY1-1104
Cayman Islands
(Address of Principal Executive Offices)

(646) 736-1376
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Classc	Registered
Units, each consisting of one Ordinary Share, $0.0001 par value par value per share, and one Warrant	NYSE Alternext US
Ordinary Shares, included in the Units	NYSE Alternext US
Warrants, included in the Units	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s Ordinary Shares on June 30, 2008 of $9.25, as reported on the NYSE Alternext US, was approximately $138,750,000. In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2009, there were 18,750,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

Forward-Looking Statements
This report and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete an initial business combination;
•	Success in retaining or recruiting, or changes required in, our management or directors following an initial business combination;
•	Potential inability to obtain additional financing to complete an initial business combination;
•	Limited pool of prospective target businesses;
•	Ability of our officers and directors to generate a number of potential investment opportunities;
•	Potential change in control if we acquire one or more target businesses for shares;
•	Our public securities’ potential liquidity and trading;
•	The delisting of our securities from the NYSE Alternext US or an inability to have our securities listed on the NYSE Alternext US following an initial business combination;
•	Use of proceeds not in trust or available to us from interest and dividend income on the trust account balance;
•	Financial performance; or
•	Any structural, financial or regulatory benefits or advantages of being domiciled in the Cayman Islands.

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

The registration statement for our initial public offering was declared effective on January 30, 2008. On February 5, 2008, we sold 15,000,000 units at the offering price of $10.00 per unit and received net proceeds of $145,988,526. Pursuant to a second amended and restated sponsors’ warrants securities purchase agreement, dated as of January 18, 2008, our sponsors, John F. W. Hunt, Marc J. Blazer, Lawton W. Fitt, Paul S. Pressler, Mark Booth, Domenico De Sole and Andrew H. Lufkin, purchased from us, in the aggregate, 4,380,000 sponsors’ warrants for $4,380,000. The purchase and issuance of the sponsors’ warrants occurred immediately prior to the consummation of our initial public offering on a private placement basis.

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

As of December 31, 2008 there was $150,530,000 of restricted capital in the trust account.  $150 million is invested in short term U.S. Treasury Bills and $0.53 million is invested in the JP Morgan 100% U.S. Treasury Securities Money Market Fund, an institutional money market mutual fund that invests exclusively in high quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.

Except as described below, proceeds in the trust account will not be released until the earlier of completion of our initial business combination or our liquidation. Unless and until an initial business combination is consummated, proceeds held in the trust account will not be available for our use for any purpose, except that (i) up to $1,800,000 of the interest and dividends accrued on the amounts held in the trust account (net of tax, if any, payable by the Company with respect to such income) may be released to us to fund expenses related to investigating and selecting a target business or businesses and our other working capital requirements and (ii) any additional amounts needed to pay income or franchise tax obligations, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total income earned on the trust account.

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

We have not entered into any definitive agreement with a target business

We continue to search for a potential candidate for a business combination and we have not entered into any definitive agreements with any target business for a business combination.

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

Opportunity for shareholder approval of business combination

Prior to the completion of an initial business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law. We will only consummate an initial business combination if a majority of the ordinary shares voted by the public shareholders vote in favor of such initial business combination and less than 30% of the shares sold in our initial public offering are voted against the initial business combination and exercise their shareholder redemption rights.

In connection with seeking shareholder approval of an initial business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for our initial business combination, all of our initial shareholders, including all of our executive officers and directors, have agreed to vote their founders’ shares in accordance with the majority of the ordinary shares voted by the public shareholders. This voting arrangement shall not apply to ordinary shares included in units purchased in our initial public offering or ordinary shares purchased following our initial public offering in the open market by any of our initial shareholders, sponsors, executive officers or directors. Accordingly, they may vote these ordinary shares at such meeting any way they choose. We will proceed with our initial business combination only if a majority of the ordinary shares voted by the public shareholders present in person or by proxy are voted in favor of our initial business combination and less than 30% of the shares sold in our initial public offering are voted against the initial business combination and exercise their shareholder redemption rights. Our initial shareholders will not be permitted to exercise shareholder redemption rights if the initial business combination is approved, as described below. In the event we fail to complete an initial business combination, these shareholders will participate in any liquidation distributions with respect to any ordinary shares purchased by them following the initial public offering.

Shareholder redemption rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s ordinary shares redeemed for cash if the shareholder votes against the initial business combination and the initial business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Such a public shareholder would still be entitled to vote against a proposed initial business combination with respect to all shares owned by him, her or it or his, her or its affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed initial business combination and attempt to use the shareholder redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. Absent this provision, for example, a public shareholder who owns 15% of the shares sold in our initial public offering could threaten to vote against a proposed initial business combination and seek redemption, regardless of the merits of the transaction, if his, her or its shares are not purchased by us or our management at a premium to the then current market price (or if management refuses to transfer to him some of their shares). By limiting each shareholder’s ability to redeem only up to 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders. However, we are not restricting the shareholders’ ability to vote all of their shares against the transaction. Our initial shareholders will not have such shareholder redemption rights with respect to the founders’ shares.

The actual per-share shareholder redemption price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest and dividends, net of any income taxes on such income, and net of interest and dividend income of up to $1.8 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. The initial per-share shareholder redemption price would be approximately $10.04.

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

If we elect to require physical delivery of the share certificates, we would expect that shareholders would have to comply with the following steps. If the shares are held in street name, shareholders must instruct their account executive at the shareholders bank or broker to withdraw the shares from the shareholders account and request that a physical certificate be issued in the shareholders name. Our transfer agent will be available to assist with this process. The delivery process is within the shareholder’s control and, whether it is a record holder or its shares are held in ‘‘street name,’’ should be able to be accomplished by the shareholder in a matter of hours simply by contacting the transfer agent or its broker and requesting delivery of its shares through the DWAC system. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than anticipated to obtain a physical share certificate. Accordingly, we will only require shareholders to deliver their certificates prior to a vote if, in accordance with the NYSE Alternext US’s proxy notification recommendations, the shareholders receive the proxy solicitation materials at least twenty days prior to the meeting. Certificates that have not been tendered in accordance with these procedures by the day prior to the shareholder meeting will not be redeemed for cash. In the event a shareholder tenders its shares and decides prior to the shareholder meeting that it does not want to redeem its shares, the shareholder may withdraw the tender. In the event that a shareholder tenders shares and our business combination is not completed, these shares will not be redeemed for cash and the physical certificates representing these shares will be returned to the shareholder.

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

Liquidation if no business combination

Our amended and restated memorandum and articles of association provides that if after 24 months from the date of our final prospectus we have not consummated an initial business combination we will immediately go into voluntary liquidation. This provision may not be amended except with consent of two thirds of the issued and outstanding ordinary shares voting, by way of special resolution, at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum, or in connection with the consummation of a business combination. If we have not completed an initial business combination by such date, we will go into liquidation. We will follow the same procedures as if our shareholders had formally voted to approve our voluntary winding up under the Companies Law. As a result, no vote would be required from our shareholders to commence such a voluntary winding up. We view this provision placing the company into liquidation by January 30, 2010 as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of an initial business combination. The liquidator will give at least 21 days’ notice to creditors of the liquidator’s intention to make a distribution by notifying known creditors (if any) and by placing a public advertisement in the Cayman Islands Official Gazette and taking such further steps as the liquidator considers appropriate after which the assets of the company would be distributed. The proceeds of the trust account will not be distributed until at least 21 days after the expiration of the 24 months we have to complete our initial business combination. As soon as the affairs of the company are fully wound-up, the liquidator must lay their final report and accounts before a final general meeting, which must be called by a public notice at least one month before such meeting takes place. After the final meeting, the liquidator must make a return to the registrar confirming the date on which the meeting was held, and three months after the date of such filing, the company is dissolved. Pursuant to our amended and restated memorandum and articles of association members of our audit committee have been appointed to serve as the liquidator in the event we do not complete an initial business combination within 24 months from the date of our final prospectus.

If we are unable to complete an initial business combination by January 30, 2010, the liquidator will instruct the trustee to distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors). We anticipate that the liquidator will notify the trustee of the trust account to begin liquidating such assets promptly after expiration of the 21 day period and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to their founders’ shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. The costs of liquidation will be met from our remaining assets outside of the trust account. If such funds are insufficient, Messrs. Hunt and Blazer have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have contractually agreed not to seek repayment of such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest and dividends, if any, earned on the trust account, the initial per-share liquidation price would be approximately $10.04. The per-share liquidation price includes $7.5 million in deferred underwriting discounts and commissions that would also be distributable to our public shareholders.

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

John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us or lenders for borrowed money. However, the agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, in the event that Messrs. Hunt and Blazer have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than approximately $10.04, plus interest and dividends, due to claims of creditors. Additionally, if we are forced to declare insolvency or a petition to wind up the Company is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any third-party claims arising out of our insolvency deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.04 per share.

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

•       we will not enter into an initial business combination with an entity which is affiliated with any of our officers, directors, sponsors, initial shareholder or special advisors, including an entity that has received a material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors; and

•       interested directors may vote on an interested transaction only after prior disclosure of the interest in the transaction and a majority of independent directors vote in favor of the transaction.

Our amended and restated memorandum and articles of association requires that these provisions may only be amended by consent of two thirds of the issued and outstanding ordinary shares voting at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that shareholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial offering (minus one share) have the ability to be redeemed for cash by public shareholders exercising their shareholder redemption rights and the business combination will still go forward, provided that, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering.

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

•       our obligation to redeem up to 30% (minus one share) of our ordinary shares held by our public shareholders who vote against the initial business combination and exercise their shareholder redemption rights may reduce the resources available to us for an initial business combination;

•       our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•       the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $7.5 million) could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

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

•       The shares issued to our founders, Messrs. Hunt and Blazer, (hereinafter referred to as the founders’ shares) and sponsors’ warrants are subject to transfer restrictions (and in the case of the sponsors’ warrants, restrictions on exercise) and will not be released from escrow until specified dates after consummation of our initial business combination. In addition, the sponsors’ warrants purchased by the sponsors and any warrants which our initial shareholders, sponsors, executive officers and directors may purchase in the aftermarket will expire worthless if an initial business combination is not consummated resulting in potentially significant losses to them. Our founders’ and sponsors’ desire to avoid rendering their securities worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interests, and the conflict of interest will increase as we approach our 24th month following the consummation of our initial public offering and we have not consummated an initial business combination. Additionally, our initial shareholders, including our directors, will not receive liquidation distributions with respect to any of their founders’ shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate target business with which to effect an initial business combination.

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

In connection with the vote required for our initial business combination, all of the initial shareholders, have agreed to vote the founders’ shares in accordance with the vote of the public shareholders owning a majority of the ordinary shares sold in our initial public offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the founders’ shares. If they purchase ordinary shares in the open market, however, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination and will have shareholder redemption rights with respect to any such shares purchased in the open market.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report.

Please see “Risk Factors” below for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

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

We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete an initial business combination. If we expend all of the proceeds from our initial public offering not held in trust and interest and dividend income earned of up to $1.8 million (net of income taxes on such income) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated memorandum and articles of association, we will have until January 30, 2010 in which to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated memorandum and articles of association, voluntarily cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in the Business Combination Articles in our amended and restated memorandum and articles of association and may not be amended except by approval of two thirds of the issued and outstanding ordinary shares voting at a meeting in which the holders of 100% of the issued and outstanding ordinary shares must be present in order to constitute a quorum. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public shareholders may receive less than $10.04 per share, and our warrants will expire worthless.

If we are unable to complete an initial business combination by January 30, 2010 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.04 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of an initial business combination.

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

Recent turmoil across various sectors of the financial markets may negatively impact our ability to complete a business combination.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and the unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly if we are required to obtain additional financing in order to complete a proposed business combination.

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

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since our securities are listed on the NYSE Alternext US, a national securities exchange, and we had net tangible assets in excess of $5.0 million upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419 promulgated under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest and dividends earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

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

We believe that, until January 30, 2010, the funds available to us outside of the trust account, plus the interest and dividends earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering.

When we seek shareholder approval of any business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her, or its ordinary shares redeemed for cash if the shareholder votes against the initial business combination and the initial business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, if you own more than 10% of the shares sold in our initial public offering, vote all of your shares against a proposed initial business combination and such proposed initial business combination is approved, you will not be able to seek shareholder redemption rights with respect to the full amount of your shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a initial business combination or that the market price of the ordinary shares will exceed the per-share conversion price.

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

We may proceed with an initial business combination as long as up to one share less than 30% of the initial public offering shareholders both vote against the initial business combination and exercise their shareholder redemption rights, provided that a public shareholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, public shareholders holding up to 4,499,999 shares of our ordinary shares may both vote against the initial business combination and exercise their shareholder redemption rights and we could still consummate a proposed initial business combination. We have set the shareholder redemption percentage at 30% and limited the percentage of shares that a public shareholder, together with any of his, her or its affiliates or other persons with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can redeem in order to reduce the likelihood that a small group of investors holding a block of our ordinary shares will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public shareholders. However, this may have the effect of making it easier for us to have an initial business combination approved over a shareholder dissent. Because we permit a larger number of public shareholders to exercise their shareholder redemption rights and have limited the percentage of shares that they, together with any of their affiliates or other persons with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can redeem, it will make it easier for us to have an initial business combination approved over shareholder dissent.

Changes in economic conditions may adversely affect our future operating results.

After a business combination, our ability to forecast the size of and changes in the luxury and lifestyles industry, and our ability to forecast our consumer activity levels and demand for our consumer products and services, may impact management of business we then own, staffing levels and cash and financing requirements. Unanticipated changes in our consumer spending habits could impact costs, creating shortages or surpluses of inventory and demands for cash or financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest and dividends  earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $50,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest and dividends being earned on the proceeds held in the trust account to provide us with the working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax and dividends obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders to operate or may be forced to liquidate. Our initial shareholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than approximately $10.04 per share.

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

Our amended and restated memorandum and articles of association provides that if as of January 30, 2010 we have not consummated an initial business combination we will immediately go into a voluntary liquidation procedure under the Companies Law. The liquidator will give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) and by placing a public advertisement in the Cayman Islands Official Gazette and taking any other steps he considers appropriate, after which the assets of the company would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must present his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Cayman Islands Registrar of Companies confirming the date on which the meeting was held and three months after the date of such filing, the company will be dissolved. However, the liquidator will instruct the trustee to liquidate the trust account to our public shareholders as soon as reasonably possible after the end of the 21 days’ notice period referenced above and our directors and officers have agreed to take any such action necessary to liquidate the trust account as soon as reasonably practicable if we do not complete an initial business combination by January 30, 2010. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our initial public offering and the purchase of the sponsors’ warrants  there were 61,870,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the sponsors’ warrants) and all of the 1,000,000 preferred shares available for issuance. Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete an initial business combination. The issuance of additional ordinary shares or any number of our preferred shares:

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

Our ability to successfully effect an initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

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

Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest and dividend income from the trust account up to a maximum of $1.8 million that may be released to us as working capital and any amounts needed for tax obligations. These amounts are based on management’s estimates of the funds needed to finance our operations through January 10, 2010 and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

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

The NYSE Alternext US may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities were approved for listing on the NYSE Alternext US, a national securities exchange, upon consummation of our initial public offering. Although we expect to continue to meet the minimum initial listing standards set forth in Section 101(c) of the NYSE Alternext US Company Guide, which only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the NYSE Alternext US in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the NYSE Alternext US will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

Although we believe that the net proceeds of our initial public offering, including the interest and dividends earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls beginning with our Annual Report on form 10-K for the year ending December 31, 2009. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

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

Item 1B.     Unresolved Staff Comments

None

Item 2.        Property

We currently maintain our executive offices at Maples Corporate Services Limited, Ugland House, Grand Cayman KY1-1104, Cayman Islands. We consider our current office space adequate for our current operations.  We are not required to pay rent for use of this office.

Item 3.        Legal Proceedings

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our units began to trade on the NYSE Alternext US on January 31, 2008. Each of our units consists of one ordinary share and one warrant and trades on the NYSE Alternext US under the symbol ‘‘NLX.U.’’ On March 3, 2008, the warrants and ordinary shares included in our units began to trade separately on the NYSE Alternext US under the symbols ‘‘NLX.WS’’ and ‘‘NLX,’’ respectively.

The following table sets forth the high and low sales information for our units for the period from January 31, 2008 through March 31, 2008 and each subsequent quarterly period and our ordinary shares and warrants for the period from March 3, 2008 through March 31, 2008 and each subsequent quarterly period.

	Units		Ordinary Shares		Warrants
Period Ended	High	Low	High	Low	High	Low
March 31, 2008	10.70	10.00	9.49	9.10	1.28	.64
June 30, 2008	10.20	9.45	9.50	9.18	.67	.32
September 30, 2008	9.70	9.10	9.44	8.91	.40	.19
December 31, 2008	9.16	8.70	9.26	8.66	.29	.03

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

In connection with our offering, we incurred a total of $3,000,000 in underwriting discounts and $1,011,474 (of which $800,000 was paid out of the proceeds of our initial public offering and $211,474 was subsequently paid from working capital) for costs and expenses related to the offering. The underwriters have agreed to defer an additional $7,500,000 of the underwriting discount (equal to 5.0% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $150,530,000 in the trust account.

Holders of Equity

On March 16, 2009, there were approximately one holder of record of our units, approximately eight holders of record of our warrants and approximately nine holders of record of our ordinary shares. Such numbers do not include beneficial owners holding units, shares or warrants through nominee names.

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

Income Statement Data:	For the year ended December 31,2008	For the period from September 25, 2007 (inception) through December 31, 2007	For the period from September 25, 2007 (inception) through December 31, 2008
Revenue
Formation and operating costs	$421,229	$4,500	$425,729
Loss from operations	(421,229)	(4,500)	(425,729)
Interest and Dividend income	1,719,077	—	1,719,077
Net income (loss) for the period	1,297,848	(4,500)	1,293,348
Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption – basic and diluted	13,479,453	4,312,500
Basic and diluted net income (loss) per share attributable to other ordinary shareholders	.10	(0.00)

Balance Sheet Data	December 31,2008	December 31,2007

Working capital	$1,156,874	$(428,119)
Total assets	151,788,668	525,573
Total liabilities	101,794	505,073
Value of ordinary shares which may be redeemed for cash ($10.04 and $ 0.00 per share, respecters )	45,158,990	—
Shareholders’ equity	106,527,884	20,500

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Overview

We are a blank check company formed under the laws of the Cayman Islands on September 25, 2007 for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of our sponsors’ warrants, our share capital, debt or a combination of cash, shares and debt in effecting an initial business combination.

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,380,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated January 18, 2008 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,380,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $150,000,000. After the payment of offering expenses, the net proceeds to us amounted to $145,988,526. Each unit consists of one ordinary share, $0.0001 par value per share, and one redeemable warrant. Each warrant entitles the holder to purchase from us one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the effective date of the initial public offering (or April 30, 2009) and expiring five years from the effective date of the initial public offering (or January 31, 2013). The warrants will be redeemable by us, at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date.  Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest and dividend income on cash and cash equivalents from the funds held in our trust account which we invested mainly in U.S. Treasury Bills.

For the period from September 25, 2007 (inception) through December 31, 2007, we had a net loss of $4,500. We incurred $4,500 in formation and operating costs during the period from September 25, 2007 (inception) through December 31, 2007. All of those costs related to incorporation fees.

For the year ended December 31, 2008, we had net income of $1,297,848, consisting of approximately $1,720,000 of interest and dividend income on the trust fund offset by approximately $420,000 formation and operating cost. The main components of the formation and operating cost included approximately $235,000 for professional fees, approximately $88,000 of travel expenses, approximately $70,000 of insurance, approximately $22,000 of printing and reproduction costs and $5,000 for miscellaneous expenses.

Interest income in 2008 was earned on the net proceeds from our initial public offering and the sale of sponsor warrants which was placed in a trust account.  During the fiscal year ended December 31, 2008, $1,656,930 was released from the trust account for working capital purposes.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $1,112,952 in our operating account.  In our trust account, we had $ 62,148 which is available for us to use for working capital and taxes and $150,530,000 cash held in trust for holders of our publicly traded shares. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loans made by two initial shareholders. As of December 31, 2008, the loans were repaid in full. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in the trust account were earning interest at a rate of approximately .02% as of December 31, 2008.

We will use substantially all of the net proceeds of our initial public offering and sale of Sponsor warrants in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent that our share capital is used in whole or in part as consideration to effect an initial business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finder’s fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We expect our primary liquidity requirements following the consummation of our initial public offering to include approximately $800,000 for expenses for the due diligence and investigation of a target business or businesses; and approximately $850,000 for general working capital, including professional fees relating to our SEC reporting obligations, that will be used for miscellaneous expenses. We anticipate the cash in our operating account will be sufficient to fund our working capital requirements during the time it will take to identify a target business and to conduct due diligence and pay other expenses related to finding and consummating a suitable business combination.   Given the limited amount of time it will take to generate $1.8 million of interest on the trust account, we anticipate receiving such interest income generally shortly after we incur working capital expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest and dividend payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable.

Going Concern and Management’s Plan and Intentions

Our funds may not be sufficient to maintain us until a business combination is consummated. In addition, there can be no assurance that we will enter into a business combination prior to January 30, 2010. Pursuant to our certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in the trust account to the holders of shares issued in the IPO as previously described.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a.  it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.  changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No.157, ‘‘Fair Value Measurements,’’ which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has assessed SFAS No. 157 and has concluded that it did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position and results of operations.

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

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering. We had neither engaged in any operations nor generated any revenue.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of December 31, 2008 there was $150,530,000 of restricted capital in the trust account.  $150 million is invested in short term U.S. Treasury Bills and $0.53 million is invested in the JP Morgan 100% U.S. Treasury Securities Money Market Fund, an institutional money market mutual fund that invests exclusively in high quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.

Item 8.    Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer (“CEO”) and Principal Financial Officer (““PFO””), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the ““Exchange Act””)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and PFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and PFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the most recently completed fiscal quarter.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Officers

Our current directors and executive officers are as follows:

Name	Age	Position

John F. W. Hunt	45	Chairman of the Board, Chief Executive Officer, Secretary and Director

Marc J. Blazer	41	President, Treasurer and Director

Lawton W. Fitt	55	Director

Andrew H. Lufkin	46	Director

Paul S. Pressler	52	Director

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

Paul S. Pressler has been a Director since October 2007. Mr. Pressler was president and chief executive officer of Gap, Inc. from September 2002 to January 2007. He also served on Gap, Inc.’s Board of Directors from October 2002 until January 2007. Prior to joining Gap, Inc., Mr. Pressler spent fifteen years with The Walt Disney Company where he was Chairman of the company’s Global Theme Park and Resorts Division. Mr. Pressler previously served as President of Disneyland, President of The Disney Stores and Senior Vice President of Consumer Products. Prior to his time at Disney, he was Vice President of Marketing and Design for Kenner-Parker Toys. He is a director of Avon Products, Inc. and OpenTable, Inc. Mr. Pressler holds a Bachelor of Science degree in business economics from the State University of New York at Oneonta in 1978.

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, sponsors, executive officers or directors, or special advisors in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividends income of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Director Independence

The NYSE Alternext US requires that a majority of our board of directors must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Ms. Fitt, Messrs. Lufkin and Pressler are independent directors as such term is defined under the rules of the NYSE Alternext US and that Ms. Fitt and Mr. Pressler are independent directors as such term is defined under Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will not enter into an initial business combination with an entity which is affiliated with any of our executive officers, directors, sponsors, initial shareholders or special advisors, including an entity that has received a material financial investment from our initial shareholders, sponsors or special advisors or any entity affiliated with our initial shareholders, sponsors, officers, directors or special advisors.

Audit Committee

We have established an audit committee of the board of directors, consisting of Ms. Fitt, Messrs. Lufkin and Pressler, each of whom has been determined to be ‘‘independent’’ as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext US. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of ‘‘independent directors’’ who, as required by the NYSE Alternext US, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must have certified to the NYSE Alternext US that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Lufkin satisfies the NYSE Alternext US’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, consisting of Ms. Fitt, Messrs. Lufkin and Pressler, each of whom is an independent director under the NYSE Alternext US’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Item 11.    Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, sponsors, executive officers or directors, or special advisors in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividend income of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. After an initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis because members of our management team have not received any cash or other compensation for services rendered to us during the year ended December 31, 2008 and 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 16, 2009 by:

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Ordinary Shares
John F. W. Hunt	2,345,543	12.51%
Marc J. Blazer(3)	607,989	3.24%
Lawton W. Fitt	385,326	2.06%
Andrew H. Lufkin	162,228	0.87%
Paul S. Pressler	124,456	0.66%
Mark Booth	62,229	0.33%
Domenico De Sole	62,229	0.33%
Millenco LLC(4)	3,232,094	17.2%
Hartz Capital Investments, LLC(5)	1,447,367	7.7%
QVT Financial LP(6)	1,609,250	8.58%
All directors and executive officers as a group (five individuals)	3,625,542	19.34%
All directors, executive officers and special advisors as a group (seven individuals)	3,750,000	20.00%

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

(3)	Marc J. Blazer holds 10 ordinary shares directly, and indirectly holds 74,990 ordinary shares via the Marc Blazer 2007 GRAT and 532,989 ordinary shares held by Blazer Investments, LLC.

(4)
Based on a Schedule 13G/A filed on November 3, 2008 with the SEC jointly by Millenco LLC (‘‘Millenco’’), Millennium Management LLC (‘‘Millennium Management’’) and Israel A. Englander (‘‘Mr. Englander’’). Millenco holds 3,232,094 ordinary shares, which ordinary shares are a constituent part of the company’s units, of which Millenco holds 3,232,094. Millennium Management is the manager of Millenco and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Mr. Englander is the managing member of Millennium Management and consequently may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The filing of the Schedule 13G should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. Further, the Schedule 13G indicates that Integrated Holding Group LP is a non-managing member of Millenco, and as such, has no investment or voting control over Millenco or its securities positions. The business address for the filers is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.

(5)
Based on a Schedule 13G filed on July 11, 2008 with the SEC jointly by Hartz Capital Investments, LLC and Hartz Capital Inc. Hartz Capital Investments, LLC and Hartz Capital Inc. may be deemed to have voting control and investment discretion over the 1,447,367 ordinary shares owned by them. The business address of the filers is 400 Plaza Drive, Secaucus, NJ 07094.

(6)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 1,348,927 shares of Common Stock. QVT Financial is the investment manager for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 136,703 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 123,620 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by each of the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,609,250 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,485,630 shares of Common Stock.

Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund, except to the extent of its pecuniary interest therein.

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

We have and will continue to reimburse our executive officers, directors, and special advisors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income or dividend of up to $1.8 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee has and will continue to review and approve all payments made to our initial shareholders, sponsors, executive officers and directors, special advisors and our and their respective affiliates and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Item 14.    Principal Accounting Fees and Services

The firm of Marcum & Kliegman LLP (‘‘Marcum’’) is our independent registered public accounting firm.  The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the year ended December 31, 2008, fees for our independent registered public accounting firm were $81,000 for services they performed in connection with our Annual Report for the fiscal year ended December 31, 2008 and for the Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During the period from September 25, 2007 (inception) through December 31, 2007, fees for our independent registered public accounting firm were $92,000 for the services they performed in connection with our Annual Report for the year ended December 31, 2007 and our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on February 11, 2008.

Audit-Related Fees

During 2008 and 2007, we did not incur audit-related fees that are not reported under the caption “Audit Fees” above, by our independent registered public accounting firm.

Tax Fees

During 2008, our independent registered public accounting firm billed us $5,000 for income tax preparation services. For 2007, our independent registered public accounting firm did not render any services to us for tax services.

All Other Fees

During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 filed on December 3, 2007)
3.2	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 11, 2008)
4.1	Specimen Unit Certificate. (incorporated reference to Exhibit 4.2 to the Registrant’s Form 10-k filed April 28, 2008)
4.2	Specimen Ordinary Share Certificate. (incorporated reference to Exhibit 4.1 to the Registrant’s Form 10-k filed April 28, 2008)
4.3	Specimen Warrant Certificate. (incorporated reference to Exhibit 4.4 to the Registrant’s Form 10-k filed April 28, 2008)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008. (incorporated reference to Exhibit 4.3 to the Registrant’s Form 10-k filed April 28, 2008)
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

10.4	Letter Agreement among the Registrant and Marc Blazer 2007 GRAT dated January 30, 2008. (incorporated reference to Exhibit 10.5 to the Registrant’s Form 10-k filed April 28, 2008)
10.5	Letter Agreement among the Registrant and Blazer Investments, LLC dated January 30, 2008. (incorporated reference to Exhibit 10.6 to the Registrant’s Form 10-k filed April 28, 2008)
10.6	Letter Agreement among the Registrant and Marc J. Blazer dated January 30, 2008. (incorporated reference to Exhibit 10.4 to the Registrant’s Form 10-k filed April 28, 2008)

Exhibit No.	Description
10.7	Letter Agreement among the Registrant and John F. W. Hunt dated January 30, 2008.+
10.8	Letter Agreement among the Registrant and Lawton W. Fitt dated January 30, 2008. +
10.9	Letter Agreement among the Registrant and Andrew H. Lufkin dated January 30, 2008. +
10.10	Letter Agreement among the Registrant and Paul S. Pressler dated January 30, 2008. +
10.11	Letter Agreement among the Registrant and Domenico De Sole dated January 30, 2008. +
10.12	Letter Agreement among the Registrant and Mark Booth dated January 30, 2008. +
10.13	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant dated January 30, 2008. +
10.14	Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the initial shareholders of the Registrant dated January 30, 2008. +
10.15	Registration Rights Agreement among the Registrant and the initial shareholders of the Registrant dated January 30, 2008. +
10.16
Second Amended and Restated Sponsors’ Warrants Securities Purchase Agreement dated January 18, 2008 among the Registrant and each of the sponsors. (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2008)

10.17	Right of First Review Letter Agreement among the Registrant, John F. W. Hunt and Marc J. Blazer dated January 30, 2008. +
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

14	Code of Ethics. +
24	Power of Attorney (included on signature page of this Annual Report).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter. +
99.2	Nominating Committee Charter. +
+      Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K filed April 28, 2008.

*	Filed herewith.

OVERTURE ACQUISITION CORP.
(a development stage company)

Index to Financial Statements

Report of independent registered public accounting firm	F-1

Financial Statements

Balance Sheets at December 31, 2008 and 2007	F-2

Statements of Operations for the year ended December 31, 2008 and for the periods from September 25, 2007 (inception) through December 31, 2007 and December 31, 2008	F-3

Statement of Changes in Shareholders’ Equity for the period from September 25, 2007 (inception) through December 31, 2008	F-4

Statements of Cash Flows for the year ended December 31, 2008 and for the periods from September 25, 2007 (inception) through December 31, 2007 and December 31, 2008	F-5

Notes to financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders
Overture Acquisition Corp.

We have audited the accompanying balance sheets of Overture Acquisition Corp. (a development stage company) (the ‘‘Company’’) as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2008, and for  the periods from September 25, 2007 (inception) through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s articles of association provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to January 30, 2010. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overture Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods from September 25, 2007 (inception) through December 31, 2007 and 2008, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York

March 16, 2009

PART 1.- FINANCIAL INFORMATION

ITEM 1.-Financial Statements
OVERTURE ACQUISITION CORP.
(a development stage company)
Balance Sheets

	December 31, 2008	December 31, 2007

Assets
Current assets
Cash	$1,112,952	$76,954
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including accrued interest receivable of $3,368 and $0 at December 31, 2008 and December 31, 2007, respectively)	62,148	—
Prepaid expenses and miscellaneous receivables	83,568	—
Total current assets	1,258,668	76,954

Cash held in trust account, restricted	150,530,000	—

Deferred offering costs	—	448,619
Total assets	$151,788,668	$525,573
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$101,794	$4,500
Accrued offering costs	—	325,573
Notes payable to shareholders	—	175,000
Total current liabilities	101,794	505,073

Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	—

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at December 31, 2008 and December 31, 2007, respectively	1,425	431
Additional paid-in capital	105,233,111	24,569
Earnings (deficit) accumulated during development stage	1,293,348	(4,500)
Total shareholders’ equity	106,527,884	20,500
Total liabilities and shareholders’ equity	$151,788,668	$525,573

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Statements of Operations

	For the year ended December 31, 2008	For the period from September 25, 2007 (inception) through December 31, 2007	For the period from September 25, 2007 (inception) through December31, 2008
Revenue	$—	$—	$—
Formation and operating costs	421,229	4,500	425,729
Loss from operations	(421,229)	(4,500)	(425,729)
Interest and dividend income	1,719,077	—	1,719,077
Net income (loss)	$1,297,848	$(4,500)	$1,293,348

Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption-basic and diluted	13,479,453	4,312,500

Basic and diluted net income (loss) per share attributable to ordinary shareholders excluding ordinary shares subject to possible redemption	$.10	$(.00)

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Statement of Changes in Shareholders’ Equity
For the Period from September 25, 2007 (inception) through December 31, 2008

	Ordinary Shares			(Deficit) earnings
	Shares	Amount	Additional paid-in capital	accumulated during development stage	Total shareholders’ equity
Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders at $.006 per share	4,312,500	431	24,569	—	25,000
Net loss for the period from September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units at $7.00 per unit, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,987,026	—	145,988,526
Proceeds subject to possible redemption of 4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the year ended December 31, 2008	—	—	—	1,297,848	1,297,848
Balance December 31, 2008	18,750,000	$1,425	$105,233,111	$1,293,348	$106,527,884

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Statements of Cash Flows

For the year ended December 31, 2008	For the period from September 25, 2007 (inception) through December 31, 2007	For the period from September 25, 2007 (inception) through December 31, 2008
Cash Flows from Operating Activities
Net income	$1,297,848	$(4,500)	$1,293,348
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and miscellaneous receivables	(83,568)	—	(83,568)
Accounts payable and accrued expenses	97,294	4,500	101,794

Net cash provided by operating activities	1,311,574	—	1,311,574
Cash Flows from Investing Activities
Cash held in trust account, restricted	(150,530,000)	—	(150,530,000)
Cash held in trust account, interest and dividend income available for working capital and taxes	(62,148)	—	(62,148)

Net cash used in investing activities	(150,592,148)	—	(150,592,148)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	25,000	25,000
Gross proceeds from initial public offering shares	150,000,000	—	150,000,000
Proceeds from notes payable, shareholders	—	175,000	175,000
Repayment of notes payable, shareholders	(175,000)	—	(175,000)
Proceeds from issuance of sponsors’ warrants	4,380,000	—	4,380,000
Payment of underwriter’s discounts and offering costs	(3,888,428)	(123,046)	(4,011,474)

Net cash provided by financing activities	150,316,572	76,954	150,393,526
Net increase in cash	1,035,998	76,954	1,112,952
Cash at beginning of the period	76,954	—	—
Cash at end of the period	$1,112,952	$76,954	$1,112,952

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction:
Accrual of deferred offering costs	$(325,573	)—	$325,573	$-0-

The accompanying notes are an integral part of these financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS

Overture Acquisition Corp. (the ‘‘Company’’) was incorporated in the Cayman Islands on September 25, 2007 as a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more businesses (a ‘‘Business Combination’’).

All activity from September 25, 2007 (inception) through February 5, 2008 relates to the Company’s formation and the initial public offering (‘‘Offering’’) described in Note 2. Since February 5, 2008, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective on January 30, 2008. The Company consummated the Offering on February 5, 2008 and received net proceeds of $145,988,526 and $4,380,000 from the sale of the sponsor warrants on a private placement basis (the “Sponsor Warrants”) (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $150,530,000 (or approximately $10.04 per unit sold in the IPO, (the “Unit”)) of the net proceeds of the Offering and the sale of the Sponsor Warrants (see Note 2) is being held in a trust account (‘‘Trust Account’’) and will be invested in United States ‘‘government securities’’ within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after the Offering) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. John F. W. Hunt and Marc J. Blazer have agreed that they will be personally liable, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses, or claims of vendors or other entities that are owed money by the Company for services rendered or contracted, for products sold to the Company or lenders for borrowed money. The agreement entered into by Messrs. Hunt and Blazer specifically provides there will be no liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest and dividend income that may be released to the Company of (i) up to $1,800,000 of the income earned on the amounts held in the Trust Account that will be released to the Company in monthly installments to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations. The proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

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

The Company’s Memorandum and Articles of Association were amended on January 30, 2008 to provide that the Company will immediately go into voluntary liquidation if the Company has not completed a Business combination within 24 months from the effective date of the registration statement relating to the Offering (“Effective Date”) or January 30, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Going Concern and Management’s Plan and Intentions

Pursuant to its Amended Articles of Association, if the Company is unable to consummate a Business Combination prior to January 30, 2010, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering. There can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments that might result from the outcome of these uncertainties

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

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

Fair Value of Financial Instruments

The carrying value of cash, and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

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

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

The Company has identified the Grand Cayman Islands as its only ‘‘major’’ tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 25, 2007 the evaluation was performed for the 2008 and 2007 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 25, 2007 (inception) through December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is

Income Taxes (Continued)

currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. and cash held in the Trust Account.

At December 31, 2008, the Company’s Trust Account was invested in US Treasury Bills and US Treasury money market funds at one financial institution.  At times, the Company’s cash and cash held in trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Cash held in Trust Account—restricted

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

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
                     POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

Accretion of Trust Account relating to ordinary shares subject to possible redemption

The Company records accretion, if any, of the income earned in the trust account relating to the ordinary share subject to possible redemption based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible redemption, the portion of the excess earnings related to those shares will be reflected on the balance sheet as part of “Ordinary Share subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings will also be presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common shareholders who did not elect to convert their shares to cash. At December 31, 2008 there was no accretion of income due to shareholders.

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

Offering Costs

Offering costs consist of legal fees, accounting fees, and registration fees incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No.157, ‘‘Fair Value Measurements,’’ which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has assessed SFAS No. 157 and has concluded that it did not have a material impact on its financial position and results of operations.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
                     POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements (Continued)

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

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
                     POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
                     POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 — INITIAL PUBLIC OFFERING

The Offering called for the Company to offer for public sale 15,000,000 Units at a price of $10.00 per Unit (plus up to an additional 2,250,000 units solely to cover over-allotments, if any). Each Unit consists of one ordinary share of the Company and one Redeemable Ordinary Share Purchase Warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $7.00 commencing the later of the completion of a Business Combination or April 30, 2009 and expiring five years from the January 31, 2013. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — INITIAL PUBLIC OFFERING (CONTINUED)

The Registration Statement for the Offering was declared effective, January 30, 2008 and on February 5, 2008, the Company consummated the Offering.

NOTE 3   — NOTES PAYABLE, SHAREHOLDERS

On October 3, 2007, the Company issued $175,000 unsecured promissory notes to the Initial Shareholders. The notes were non-interest bearing and are payable upon the the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. These notes were repaid in February 2008 from the proceeds of the Offering.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — PREFERRED SHARES

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

NOTE 6 — ORDINARY SHARES

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

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

	For the three months ended March 31, 2008	For the three months ended June 30, 2008	For the three months ended September 30, 2008	For the three months ended December 31, 2008
Revenue	$—	$—	$—	$—
Operating Loss	(93,096)	(147,113)	(112,313)	(68,707)
Interest and dividend Income	520,916	593,205	519,420	85,536
Income before Provision for Income Taxes	427,820	446,092	407,107	16,829
Provision for Income Taxes	-	-	-	-
Net Income	427,820	446,092	407,107	16,829
Net Income Attributable to Ordinary Shareholders	$427,820	$446,092	$407,107	$16,829
Weighted Average Shares Outstanding Basic and Diluted	11,159,341	14,250,001	14,250,001	14,250,001
Basic and Diluted Net Income Per Share	$.04	.03	.03	.00

	For the three months ended March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Revenue	$-	$-	$-	$-
Operating Loss	-	-	(4,500)	-
Interest and dividend Income	-	-	-	-
Loss before Provision for Income Taxes	-	-	(4,500)	-
Provision for Income Taxes	-	-	-	-
Net Loss	-	-	(4,500)	-
Net Loss Attributable to Ordinary Shareholders	$-	$-	$(4,500)	$-
Weighted Average Shares Outstanding Basic and Diluted	-	-	4,312,500	4,312,500
Basic and Diluted Net Loss Per Share	$-	$-	(0.00)	(0.00)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERTURE ACQUISITION CORP.

Dated: March 19, 2009	By:	/s/ John F. W. Hunt
John F. W. Hunt
Chief Executive Officer and Secretary

	By:	/s/ Marc J. Blazer
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

Name	Position	Date

/s/ John F. W. Hunt	Chairman of the Board, Chief	March 19, 2009
John F. W. Hunt	Executive Officer and Secretary

/s/ Marc J. Blazer	President, Treasurer and Director	March 19, 2009
Marc J. Blazer

/s/ Lawton W. Fitt	Director	March 19, 2009
Lawton W. Fitt

/s/ Andrew H. Lufkin	Director	March 19, 2009
Andrew H. Lufkin

/s/ Paul S. Pressler	Director	March 19, 2009
Paul S. Pressler