Form 10-Q
period 2009-03-31
Overture Acquisition Corp.
filed 2009-05-11
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-33924

OVERTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0576724
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Maples Corporate Services Limited
PO Box 309, Ugland House, Grand Cayman	KY1-1104, Cayman Islands
(Address of Principal Executive Offices)	(Zip Code)

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

Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☐           No           ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☒           No           ☐
As of May 8, 2009 there were 18,750,000 ordinary shares, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements

		Condensed Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3

		Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period from September 25, 2007 (inception) through March 31, 2009	4

		Condensed Statement of Changes in Shareholders’ Equity (Unaudited) for the period from September 25, 2007 (inception) through March 31, 2009	5

		Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period from September 25, 2007 (inception) through March 31, 2009	6

		Notes to Unaudited Condensed Financial Statements	7-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE AMEX US or the ability to have our securities listed on the NYSE AMEX US following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item IA of the Company’s December 31, 2008 Form 10-K).  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Overture Acquisition Corp.  References to “public shareholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$1,111,641	$1,112,952
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including accrued interest receivable of $3,368 at December 31, 2008)	9,743	62,148
Prepaid expenses and miscellaneous receivables	63,463	83,568
Total current assets	1,184,847	1,258,668

Trust account, restricted
Cash held in trust account, restricted	150,530,000	150,530,000
Total assets	$151,714,847	$151,788,668
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$145,918	$101,794

Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	45,158,990

Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at March 31, 2009 and December 31, 2008, respectively	1,425	1,425
Additional paid-in capital	105,233,111	105,233,111
Income accumulated during development stage	1,175,403	1,293,348
Total shareholders’ equity	106,409,939	106,527,884
Total liabilities and shareholders’ equity	$151,714,847	$151,788,668

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from September 25, 2007 (inception) through March 31, 2009
Revenue	$—	$—	$—
Formation and operating costs	130,688	93,096	556,418
Loss from operations	(130,688)	(93,096)	(556,418)
Interest and dividend income	12,743	520,916	1,731,821
Net (loss) income	$(117,945)	$427,820	$1,175,403

Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption-basic and diluted	14,250,001	11,159,341

Basic and diluted net (loss) income per share	$(0.01)	$0.04

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statement of Changes in Shareholders’ Equity
(Unaudited)
For the Period from September 25, 2007 (inception) through March 31, 2009

	Ordinary Shares		Additional paid-in	(Deficit) income accumulated during	Total shareholders’
	Shares	Amount	capital	development stage	equity
Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders	4,312,500	431	24,569	—	25,000
Net loss for the period from September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,987,026	—	145,988,526
Proceeds subject to possible redemption of 4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the year ended December 31, 2008	—	—	—	1,297,848	1,297,848
Balance December 31, 2008	18,750,000	1,425	105,233,111	1,293,348	106,527,884
Net loss for the three months ended March 31, 2009	—	—	—	(117,945)	(117,945)
Balance March 31, 2009 (Unaudited)	18,750,000	$1,425	$105,233,111	$1,175,403	$106,409,939

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from September 25, 2007 (inception) through March 31, 2009
Cash Flows from Operating Activities
Net (loss) income	$(117,945)	$427,820	$1,175,403
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and miscellaneous receivables	20,106	(29,517)	(63,463)
Accounts payable and accrued expenses	44,125	63,751	145,918

Net cash (used in) provided by operating activities	(53,714)	462,054	1,257,858
Cash Flows from Investing Activities
Cash held in trust account, restricted	—	(150,530,000)	(150,530,000)
Accrued interest and dividend in trust account, interest and dividend income to be available for working capital and taxes	52,403	(257,673)	(9,743)
Net cash provided by (used in) investing activities	52,403	(150,787,673)	(150,539,743)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	—	25,000
Gross proceeds from initial public offering shares	—	150,000,000	150,000,000
Proceeds from notes payable, shareholders	—	—	175,000
Repayment of notes payable, shareholders	—	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	—	4,380,000	4,380,000
Payment of underwriter’s discounts and offering costs	—	(3,768,543)	(4,011,474)
Net cash provided by financing activities	—	150,436,457	150,393,526
Net (decrease) increase in cash	(1,311)	110,838	1,111,641
Cash at beginning of the period	1,112,952	76,954	—
Cash at end of the period	$1,111,641	$187,792	$1,111,641

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction:
Accrual of deferred offering costs	$—	$(207,970)	$(325,573)

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS

These unaudited condensed financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and for the period from September 25, 2007 (inception) through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2008 included in Overture Acquisition Corp.’s (the “Company”) Form 10-K filed on March 20, 2009. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2008 financial statements.

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

Going Concern and Management’s Plan and Intentions

Other than interest and dividend income of up to $1.8 million from the trust account, as of March 31, 2009, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its cash not held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reclassifications

Certain amounts in the prior quarters’ condensed financial statements have been reclassified to conform with the presentation in the current year condensed financial statements.  These reclassifications have no effect on previously reported income.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

Earnings (Loss) Per Share

The Company follows the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings (loss) per ordinary share amounts (“Basic EPS”) are computed by dividing earnings (loss) by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption of 4,499,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Earnings per ordinary share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding warrants in the calculation of diluted earnings per share since the exercise of the warrants is contingent upon the occurrence of future events.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents. The Company maintains its cash balances in U.S. Treasury only money market funds at JP Morgan Private Bank. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.

Recently Issued And Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED

Recently Issued And Adopted Accounting Pronouncements (Continued)

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for the Company as of January 1, 2009.  FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 — COMMITMENTS AND CONTINGENCIES

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

Results of Operations and Known Trends or Future Events

 For the three months ended March 31, 2009 and 2008, and for the period from September 25, 2007 (inception) through March 31, 2009, we had a net (loss) income of $(117,945), $427,820 and $1,175,403, respectively. Our income was all derived from interest and dividend on the net proceeds of our initial public offering offset by formation and operating costs.

We incurred $130,688, $93,096 and $556,418 in formation and operating costs during the three months ended March 31, 2009 and 2008, and for the period from September 25, 2007 (inception) through March 31, 2009, respectively. During the three months ended March 31, 2009 and 2008, these expenses consisted of $99,302 and $66,189 of legal and accounting, respectively, insurance of $19,398 and $12,333, respectively, administrative services of $7,812 and $6,576, respectively, travel related costs of $3,744 and $7,168, respectively and $432 and $830, respectively, for other miscellaneous expenses incurred. For the period from September 25, 2007 (inception) through March 31, 2009, $311,095 of those expenses consisted of legal and accounting, $38,796 for director and officer insurance, $91,545 for administrative services, $91,892 for travel related costs and the balance of approximately $23,090 for other miscellaneous expenses.

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

Liquidity and Capital Resources

   As of March 31, 2009, we had cash of $151,651,384 of which $150,530,000 is restricted cash held in the trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loan made by our shareholders. As of March 31, 2009, we had repaid this loan. Since our initial public offering, our only source of income has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940.  Through March 31, 2009 the funds placed in trust earned an annualized interest rate of approximately 0.01%.

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

   We expect our primary liquidity requirements to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses;  $550,000 for legal and accounting fees relating to our SEC reporting obligations; $150,000 for insurance; and approximately $100,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest earned is not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public shareholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  We have not taken any steps to obtain such financing and there is no assurance we would be able to obtain such financing.

As of March 31, 2009, we had withdrawn approximately $1,722,077 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $9,743 is still available to be remitted, for working capital purposes, to our operating account which had a balance of approximately $1,111,641 as of March 31, 2009. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target.  Although there is a possibility to the contrary, we believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of January 30, 2010 or the date upon which we consummate a business combination.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to a proposed business combination and we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 million of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account, with the American Stock Transfer & Trust Company as trustee. As of March 31, 2009, the balance of the trust account was $150,539,743. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2009, the effective interest payable on our investments was approximately .01%. Any decrease to the effective interest rate would result in an immaterial decrease in our interest earnings.  Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

As of March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

PART II. – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

OVERTURE ACQUISITION CORP.

Dated: May 11, 2009	By:	/s/ John F. W. Hunt
John F. W. Hunt Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Marc J. Blazer
Marc J. Blazer President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex 1