Form 10-Q
period 2009-06-30
Overture Acquisition Corp.
filed 2009-08-10
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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
Yes      ☐                 No   ☐

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

Yes      ☒                No    ☐

As of August 10, 2009 there were 18,750,000 ordinary shares, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete an initial business combination;

•	Success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

•
Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving an initial business combination, as a result of which they would then receive expense reimbursements;

•	Potential ability to obtain additional financing to complete an initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex following an initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$890,242	$1,112,952
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including accrued interest receivable of $3,368 at December 31, 2008)	33,340	62,148
Prepaid expenses and miscellaneous receivables	57,814	83,568
Total current assets	981,396	1,258,668
Trust account, restricted
Cash held in trust account, restricted	150,530,000	150,530,000
Total assets	$151,511,396	$151,788,668
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$47,383	$101,794

Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	45,158,990

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at June 30, 2009 and December 31, 2008, respectively	1,425	1,425
Additional paid-in capital	105,233,111	105,233,111
Income accumulated during development stage	1,070,487	1,293,348
Total shareholders’ equity	106,305,023	106,527,884
Total liabilities and shareholders’ equity	$151,511,396	$151,788,668

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from September 25, 2007 (inception) through June 30, 2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	128,512	147,113	259,200	240,209	684,930
Loss from operations	(128,512)	(147,113)	(259,200)	(240,209)	(684,930)
Interest and dividend income	23,596	593,205	36,339	1,114,121	1,755,417
Net (loss) income	$(104,916)	$446,092	$(222,861)	$873,912	$1,070,487

Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption- basic and diluted	14,250,001	14,250,001	14,250,001	12,704,671

Basic and diluted net (loss) income per share attributable to ordinary shareholders excluding ordinary shares subject to possible redemption	$(0.01)	$0.03	$(0.02)	$0.07

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statement of Changes in Shareholders’ Equity
(Unaudited)
For the Period from September 25, 2007 (inception) through June 30, 2009

	Ordinary Shares		Additional paid-in	(Deficit) income accumulated during	Total shareholders’
	Shares	Amount	capital	development stage	equity
Balance, September 25, 2007(inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders at $.006 per share	4,312,500	431	24,569	—	25,000
Net loss for the period from September 25, 2007 (inception)through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units at $10.00 per unit, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,987,026	—	145,988,526
Proceeds subject topossible redemption of4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance ofsponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500ordinary shares frominitial shareholders	(562,500)	(56)	56	—	—
Net income for the yearended December 31, 2008	—	—	—	1,297,848	1,297,848
Balance, December 31, 2008	18,750,000	1,425	105,233,111	1,293,348	106,527,884
Net loss for the sixmonths ended June 30, 2009	—	—	—	(222,861)	(222,861)
Balance, June 30, 2009(Unaudited)	18,750,000	$1,425	$105,233,111	$1,070,487	$106,305,023

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from September 25, 2007 (inception) through June 30, 2009
Cash Flows from Operating Activities
Net (loss) income	$(222,861)	$873,912	$1,070,487
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest receivable	—	(26,280)	—
Prepaid expenses and miscellaneous receivables	25,754	(126,615)	(57,814)
Accounts payable and accrued expenses	(54,411)	209,208	47,383

Net cash (used in) provided by operating activities	(251,518)	930,225	1,060,056

Cash Flows from Investing Activities
Cash held in trust account, restricted	—	(150,530,000)	(150,530,000)
Cash held in trust account, interest and dividend, income available for working capital and taxes	28,808	(422,627)	(33,340)
Net cash provided by (used in) investing activities	28,808	(150,952,627)	(150,563,340)

Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	—	25,000
Gross proceeds from initial public offering shares	—	150,000,000	150,000,000
Proceeds from notes payable, shareholders	—	—	175,000
Repayment of notes payable, shareholders	—	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	—	4,380,000	4,380,000
Payment of underwriter’s discounts and offering costs	—	(3,804,150)	(4,011,474)
Net cash provided by financing activities	—	150,400,850	150,393,526
Net (decrease) increase in cash	(222,710)	378,448	890,242
Cash at beginning of the period	1,112,952	76,954	—
Cash at end of the period	$890,242	$455,402	$890,242

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction:

Accrual of deferred offering costs	$—	$(236,295)	$(325,573)

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
POLICIES AND GOING CONCERN CONSIDERATIONS

These unaudited condensed interim financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009, and for the period from September 25, 2007 (inception) through June 30, 2009. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2008 included in Overture Acquisition Corp.’s (the “Company”) Form 10-K filed on March 20, 2009. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2008 financial statements.

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

Management has evaluated subsequent events to determine if events or transactions occurring through August 10, 2009 require potential adjustment or disclosure in the unaudited condensed financial statements.

Going Concern and Management’s Plan and Intentions

Pursuant to its Articles of Association, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering.  There can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010. This factor raises a substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, cash held in trust and accounts payable. The recorded values of cash, cash held in trust and accounts payable approximate their fair values because of their short term maturities.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents. The Company maintains its cash balances in U.S. Treasury only money market funds at JP Morgan Private Bank. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.  Management believes the risk of loss to be minimal.

Recently Issued And Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s condensed financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s condensed financial position or results of operation.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING
POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED

Recently Issued And Adopted Accounting Pronouncements (Continued)

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for contingent assets and liabilities acquired in evaluating the impact at SFAS 141(R).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  This statement will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this statement, the codification will supersede all then-existing non SEC accounting and reporting standards.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed interim financial statements.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Financial Statements and footnotes thereto contained in this report.

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

On February 5, 2008, we completed our initial public offering of 15,000,000 units at $10.00 per unit. In conjunction with the consummation of the initial public offering we sold an aggregate of 4,380,000 sponsors’ warrants to certain existing shareholders pursuant to a sponsors’ warrant purchase agreement dated January 18, 2008 on a private placement basis at a price of $1.00 per warrant, for an aggregate price of $4,380,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis amounted to $150,000,000. After the payment of offering expenses, the net proceeds to us amounted to $145,988,526. Each unit consists of one ordinary share and one warrant. Each warrant entitles the holder to purchase one ordinary share at an exercise price of $7.00 commencing the later of the completion of an initial business combination or fifteen months from the date of our final prospectus relating to the initial public offering and expiring five years from the date of our final prospectus (or January 30, 2013). The Company may redeem the warrants, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given.

Results of Operations and Known Trends or Future Events

 For the three months ended June 30, 2009 and 2008, for the six months ended June 30, 2009 and 2008, and for the period from September 25, 2007 (inception) through June 30, 2009, we had a net (loss) income of $(104,916), $446,092, $(222,861), $873,912 and $1,070,487, respectively. Our income was all derived from interest and dividend on the net proceeds of our initial public offering offset by formation and operating costs.

We incurred $128,512, $147,113, $259,200, $240,209 and $684,930, in formation and operating costs during the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008, and for the period from September 25, 2007 (inception) through June 30, 2009, respectively. During the three months ended June 30, 2009 and 2008, these expenses consisted of $48,000 and $83,000 of legal and accounting, respectively, insurance of $19,000 and $19,000, respectively, administrative services of $18,000 and $5,000, respectively, travel related costs of $25,000 and $24,000, respectively and $19,000 and $16,000, respectively, for other miscellaneous expenses incurred.  For the six months ended June 30, 2009 and 2008, expenses consisted of approximately $148,000 and $149,000 of legal and accounting, respectively, $39,000 and $32,000 of insurance, respectively, $22,000 and $9,000 and for administrative services, respectively, $27,000 and $31,000 of travel related costs, respectively, and $23,000 and $19,000, respectively, for other miscellaneous expenses incurred.  For the period from September 25, 2007 (inception) through June 30, 2009, $359,000 of those expenses consisted of legal and accounting, $109,000 for director and officer insurance, $41,000 for administrative services, $115,000 for travel related costs and the balance of approximately $61,000 for other miscellaneous expenses.

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

Liquidity and Capital Resources

 As of June 30, 2009, we had cash of $151,453,582 of which $150,530,000 is restricted cash held in the trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loans made by our shareholders. As of June 30, 2009, we had repaid these loans. Since our initial public offering, our only source of income has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940.  As of June 30, 2009 the funds placed in trust earned an annualized interest rate of approximately .11%.

We will use substantially all of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating an initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public shareholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of an initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We expect our primary liquidity requirements to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses;  $550,000 for legal and accounting fees relating to our SEC reporting obligations; $150,000 for insurance; and approximately $100,000 for general working capital that will be used for miscellaneous expenses. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest earned is not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate an initial business combination or because we become obligated to convert into cash a significant number of shares of public shareholders voting against an initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following an initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  We have not taken any steps to obtain such financing and there is no assurance we would be able to obtain such financing.

As of June 30, 2009, we had withdrawn approximately $1,722,077 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $33,340 is still available to be remitted, for working capital purposes, to our operating account which had a balance of approximately $890,242 as of June 30, 2009. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target.  Although there is a possibility to the contrary, we believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of January 30, 2010 or the date upon which we consummate a business combination.  However, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to an initial business combination and may need additional financing to consummate an initial business combination.

In addition, there can be no assurance that the Company will enter into a business combination prior to January 30, 2010.  Pursuant to its Articles of Association, if the Company is unable to consummate a timely business combination, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering as previously described.

Recent Accounting Pronouncements

See Recently Issued and Adopted Pronouncements in Note 1 to the unaudited condensed interim financial statements in Item 1 for a description of recent accounting pronouncements.

Going Concern and Management’s Plan and Intention

There can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010. Pursuant to its Articles of Association, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

         Our significant accounting policies are more fully described in Note 1 to the unaudited condensed interim financial statements and in the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 20, 2009.  However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the unaudited condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy is to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to a proposed business combination and we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 million of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account, with the American Stock Transfer & Trust Company as trustee. As of June 30, 2009, the balance of the trust account was $150,563,340. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2009, the effective interest payable on our investments was approximately .11%. Any decrease to the effective interest rate would result in an immaterial decrease in our interest earnings.  Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

OVERTURE ACQUISITION CORP.

Dated: August 10, 2009	By:	/s/ John F. W. Hunt
John F. W. Hunt
Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Marc Blazer
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