Form 10-Q
period 2009-09-30
Overture Acquisition Corp.
filed 2009-11-09
CIK 1415362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Yes           ☒           No           ☐

As of November 9, 2009 there were 18,750,000 ordinary shares, par value $.0001 per share, issued and outstanding.

OVERTURE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

			Pages
Part I.	Financial Information
	Item 1.	Financial Statements

		Condensed Balance Sheets at September 30, 2009 (Unaudited) and December 31,
		2008	3

		Condensed Statements of Operations (Unaudited) for the three months ended
		September 30, 2009 and 2008, for the nine months ended September 30, 2009 and 2008,
		and for the period from September 25, 2007 (inception) through September 30, 2009	4

		Condensed Statement of Changes in Shareholders’ Equity (Unaudited) for the period from
		September 25, 2007 (inception) through September 30, 2009	5

		Condensed Statements of Cash Flows (Unaudited) for the nine months ended
		September 30, 2009 and 2008, and for the period from September 25, 2007 (inception)
		through September 30, 2009	6

		Notes to Unaudited Condensed Financial Statements	7-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	10-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14
	.
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the NYSE Alternext US following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$800,943	$1,112,952
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including accrued interest receivable of $3,368 at December 31, 2008)	73,522	62,148
Prepaid expenses and miscellaneous receivables	31,541	83,568
Total current assets	906,006	1,258,668

Trust account, restricted
Cash held in trust account, restricted	150,530,000	150,530,000
Total assets	$151,436,006	$151,788,668

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$44,511	$101,794

Ordinary shares subject to possible redemption (4,499,999 shares at redemption value)	45,158,990	45,158,990

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, authorized
1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 18,750,000 shares (less 4,499,999 shares subject to possible redemption) and 4,312,500 shares at September 30, 2009 and December 31, 2008, respectively	1,425	1,425
Additional paid-in capital	105,233,111	105,233,111
Income accumulated during development stage	997,969	1,293,348
Total shareholders’ equity	106,232,505	106,527,884
Total liabilities and shareholders’ equity	$151,436,006	$151,788,668

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from September 25, 2007 (inception) through September 30, 2009

Revenue	$-	$-	$-	$-	$-

Formation and operating costs	112,701	112,313	371,901	352,523	797,631

Loss from operations	(112,701)	(112,313)	(371,901)	(352,523)	(797,631)

Interest and dividend income	40,183	519,420	76,522	1,633,542	1,795,600

Net (loss) income	$(72,518)	$407,107	$(295,379)	$1,281,019	$997,969

Weighted average number of ordinary shares outstanding excluding ordinary shares subject to possible redemption- basic and diluted	14,250,001	14,250,001	14,250,001	13,223,541

Basic and diluted net (loss) income per share	$(.01)	$.03	$(.02)	$.10

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statement of Changes in Shareholders’ Equity
(Unaudited)
For the Period from September 25, 2007 (inception) through September 30, 2009

	Ordinary Shares		Additional paid-in	(Deficit) income accumulated during	Total shareholders’
	Shares	Amount	capital	development stage	equity

Balance, September 25, 2007 (inception)	—	$—	$—	$—	$—
Issuance of shares to initial shareholders	4,312,500	431	24,569	—	25,000
Net loss for the period from September 25, 2007 (inception) through December 31, 2007	—	—	—	(4,500)	(4,500)
Balance, December 31, 2007	4,312,500	431	24,569	(4,500)	20,500
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses (includes 4,499,999 shares subject to possible redemption)	15,000,000	1,500	145,987,026	—	145,988,526
Proceeds subject to possible redemption of 4,499,999 shares	—	(450)	(45,158,540)	—	(45,158,990)
Proceeds from issuance of sponsor’s warrants	—	—	4,380,000	—	4,380,000
Forfeiture of 562,500 ordinary shares from initial shareholders	(562,500)	(56)	56	—	—
Net income for the year ended December 31, 2008	—	—	—	1,297,848	1,297,848
Balance, December 31, 2008	18,750,000	1,425	105,233,111	1,293,348	106,527,884
Net loss for the nine months ended September 30, 2009	—	—	—	(295,379)	(295,379)
Balance, September 30, 2009 (Unaudited)	18,750,000	$1,425	$105,233,111	$997,969	$106,232,505

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from September 25, 2007 (inception) through September 30, 2009
Cash Flows from Operating Activities
Net (loss) income	$(295,379)	$1,281,019	$997,969
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and miscellaneous receivables	52,027	(105,091)	(31,541)
Accounts payable and accrued expenses	(57,283)	152,624	44,511

Net cash (used in) provided by operating activities	(300,635)	1,328,552	1,010,939
Cash Flows from Investing Activities
Cash held in trust account, restricted	—	(150,530,000)	(150,530,000)
Accrued interest and dividend in trust account, interest and dividend income to be available for working capital and taxes	(11,374)	(523,453)	(73,522)
Net cash used in investing activities	(11,374)	(151,053,453)	(150,603,522)
Cash Flows from Financing Activities
Proceeds from issuance of shares to initial shareholders’	—	—	25,000
Gross proceeds from initial public offering shares	—	150,000,000	150,000,000
Proceeds from notes payable, shareholders	—	—	175,000
Repayment of notes payable, shareholders	—	(175,000)	(175,000)
Proceeds from issuance of sponsors’ warrants	—	4,380,000	4,380,000
Payment of underwriter’s discounts and offering costs	—	(3,820,748)	(4,011,474)
Net cash provided by financing activities		150,384,252	150,393,526
Net (decrease) increase in cash	(312,009)	659,351	800,943
Cash at beginning of the period	1,112,952	76,954	—
Cash at end of the period	$800,943	$736,305	$800,943

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction:
Accrual of deferred offering costs	$—	$325,573	$325,573

The accompanying notes are an integral part of these condensed financial statements.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS

These unaudited condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009, and for the period from September 25, 2007 (inception) through September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Management has evaluated subsequent events to determine if events or transactions occurring through November 9, 2009, the date the accompanying unaudited condensed financial statements were issued, require potential adjustment or disclosure.

Going Concern and Management’s Plan and Intentions

Pursuant to its Articles of Association, if the Company is unable to consummate a Business Combination prior to January 30, 2010, the Company would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering.  There can be no assurance that the Company will enter into a Business Combination prior to January 30, 2010.  This factor raises a substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED)

Earnings (Loss) Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 , “Presentation of Earnings Per Share”, earnings (loss) per ordinary share amounts (“Basic EPS”) are computed by dividing earnings (loss) by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption of 4,499,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Earnings per ordinary share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. FASB ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with FASB ASC 260, the Company has not considered the effect of its outstanding warrants in the calculation of diluted earnings per share since the exercise of the warrants is contingent upon the occurrence of future events.

Fair Value of Financial Instruments

The Company’s financial instruments are cash, cash held in trust and accounts payable. The recorded values of cash, cash held in trust and accounts payable approximate their fair values based on their short term maturities.

Concentration of Credit Risk

FASB ASC 825, “Financial Instruments”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents. The Company maintains its cash balances in U.S. Treasury only money market funds at JP Morgan Private Bank. At times, the Company’s cash and cash held in the trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.  Management believes the risk of loss to be minimal.

Recently Issued And Adopted Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

In April 2009, FASB issued requirements for disclosures about the fair value of financial instruments for interim reporting periods which are included in FASB ASC 825, “Financial Instruments”.  Per FASB ASC 825, the requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of these requirements did not have a material effect on the Company’s condensed financial position or results of operations.

In April 2009, FASB issued additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased which is included in FASB ASC 820, “Fair Value Measurements and Disclosures.”  The requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of these requirements did not have a material effect on the Company’s condensed financial position or results of operations.

OVERTURE ACQUISITION CORP.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATIONS (CONTINUED

Recently Issued And Adopted Accounting Pronouncements (Continued)

In April 2009 FASB issued additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies which is included in FASB ASC 805, “Business Combinations”.  The adoption of these requirements did not have a material effect on the Company’s condensed financial position or results of operations, but will effect any future business combinations.

In May 2009, FASB issued guidance that establishes general standards of accounting for, and disclosure of events that occur subsequent to the balance sheet date but before the financial statements are issued, which is included in FASB ASC 855, “Subsequent Events”.   The requirements are effective for all reporting periods ending after June 15, 2009.  The adoption of these requirements did not have a material effect on the Company’s condensed financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Results of Operations and Known Trends or Future Events

 For the nine months ended September 30, 2009 and 2008, for the three months ended September 30, 2009 and 2008, and for the period from September 25, 2007 (inception) through September 30, 2009, we had a net (loss) income of $(295,379), $1,281,019, $(72,518), $407,107 and $997,969, respectively. Our income was all derived from interest and dividend on the net proceeds of our initial public offering offset by formation and operating costs.

We incurred $112,701, $112,313, $371,901, $352,523 and $797,631, in formation and operating costs during the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008, and for the period from September 25, 2007 (inception) through September 30, 2009, respectively.

During the three months ended September 30, 2009 and 2008, these expenses consisted of approximately $46,000 and $22,000 of legal and accounting, respectively, insurance of approximately $19,000 and $19,000, respectively, administrative services of approximately $11,000 and $16,000, respectively, travel related costs of approximately $35,000 and $54,000, respectively and approximately $1,000 and $1,000, respectively, for other miscellaneous expenses incurred.  For the nine months ended September 30, 2009 and 2008, expenses consisted of approximately $193,000 and $171,000 of legal and accounting, respectively, approximately $58,000 and $51,000 of insurance, respectively, approximately $37,000 and $35,000 and for administrative services, respectively, approximately $62,000 and $85,000 of travel related costs, respectively, and approximately $21,000 and $11,000, respectively, for other miscellaneous expenses incurred.  For the period from September 25, 2007 (inception) through September 30, 2009, approximately $405,000 of those expenses consisted of legal and accounting, approximately $129,000 for director and officer insurance, approximately $87,000 for administrative services, approximately $151,000 for travel related costs and the balance of approximately $26,000 for other miscellaneous expenses.

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

Liquidity and Capital Resources

   As of September 30, 2009, we had cash of $151,404,465 of which $150,530,000 is restricted cash held in the trust account. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our ordinary shares and the subsequent loan made by our shareholders. As of September 30, 2009, we had repaid this loan. Since our initial public offering, our only source of income has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940.  Through September 30, 2009 the funds placed in trust earned an annualized interest rate of approximately ..02%.

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

As of September 30, 2009, we had withdrawn approximately $1,722,077 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings (subject to restrictions for monies needed to pay tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and tax payments shall not exceed the total earnings. Of the funds withdrawn, none were for taxes. Therefore, up to $73,522 is still available to be remitted, for working capital purposes, to our operating account which had a balance of approximately $800,943 as of September 30, 2009. Once the entire $1,800,000 is distributed, only distributions to pay tax obligations will be allowed. Our liabilities are all related to costs associated with operating as a public company and searching for an acquisition target.  Although there is a possibility to the contrary, we believe we will have sufficient funds available to us from interest and dividends earned on the trust account to operate through the later of January 30, 2010 or the date upon which we consummate a business combination.  However to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to an initial business combination and may need additional financing to consummate an initial business combination.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering, activities involving searching for an acquisition target and activities relating to a proposed business combination and we had neither engaged in any income producing operations nor generated any revenues other than the interest and dividends earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Approximately $150,500,000 million of the net offering proceeds (which includes $7,500,000 of the proceeds attributable to the underwriters’ deferred discount from our initial public offering) has been placed in a trust account, with the American Stock Transfer & Trust Company as trustee. As of September 30, 2009, the balance of the trust account was $150,603,522. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 30, 2009, the effective interest payable on our investments was approximately .02%. Any decrease to the effective interest rate would result in an immaterial decrease in our interest earnings.  Because we are required to invest in “government securities” or money market funds, as described above, we are unable to manage our exposure to changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

OVERTURE ACQUISITION CORP.

Dated: November 9, 2009	By:	/s/ John F. W. Hunt
John F. W. Hunt
Chief Executive Officer (Principal Executive Officer) and Secretary

	By:	/s/ Marc J. Blazer
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